Form 10-Q
period 1998-06-30
GIGA INFORMATION GROUP INC
filed 1998-09-14
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                           or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                         COMMISSION FILE NUMBER 0-21529


                          GIGA INFORMATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             06-1422860
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                              ONE LONGWATER CIRCLE
                                NORWELL, MA 02061
                                 (781) 982-9500
                   -------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ ] Yes   [X] No


As of September 9, 1998, there were 9,924,468 shares of Common Stock, $.001 par value, of the registrant outstanding.



================================================================================

                          GIGA INFORMATION GROUP, INC.



                                      INDEX

                                                                                             PAGE
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the three and six months ended June 30, 1998 and June 30, 1997
                            (unaudited)                                                       3.

                  Consolidated Balance Sheets at June 30, 1998 and December 31, 1997
                           (unaudited)                                                        4.
                           Consolidated Statements of Cash Flows for the six
                           months ended June 30, 1998 and June 30, 1997
                           (unaudited)                                                        5.

                           Notes to Consolidated Financial Statements (unaudited)             6.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                              9.


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                          17.

         Item 2.  Changes in Securities and Use of Proceeds                                  17.

         Item 3.  Defaults Upon Senior Securities                                            18.

         Item 4.  Submission of Matters to a Vote of Security Holders                        18.

         Item 5.  Other Information                                                          18.

         Item 6.  Exhibits and Reports on Form 8-K                                           18.


SIGNATURE PAGE                                                                               19.


INDEX TO EXHIBITS                                                                            20.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                        1998          1997             1998          1997
                                                        ----          ----             ----          ----
Revenues:

    Continuous information services+B37               $ 7,604       $ 3,234         $ 14,408       $ 5,804
    Other services                                      1,475         1,029            3,168         2,305
    Publications                                           33            81               88           261
                                                   -----------   -----------     ------------   -----------

    Total revenues                                      9,112         4,344           17,664         8,370

Costs and expenses:
    Cost of services                                    5,148         3,433            9,539         6,635
    Cost of publications                                   83           (44)             154            31
    Sales and marketing                                 6,538         5,295           12,319         9,453
    Research and development                              299           588              638         1,247
    General and administrative                          1,678         1,461            3,046         2,522
    Depreciation and amortization                         414           471              799         1,105
                                                   -----------   -----------     ------------   -----------

    Total costs and expenses                           14,160        11,204           26,495        20,993
                                                   -----------   -----------     ------------   -----------

Loss from operations                                   (5,048)       (6,860)          (8,831)      (12,623)
                                                   -----------   -----------     ------------   -----------

Interest income                                           122            77              159           175
Interest expense                                         (694)          (24)            (780)          (41)
                                                   -----------   -----------     ------------   -----------
    Loss from operations before income taxes           (5,620)       (6,807)          (9,452)      (12,489)
                                                   -----------   -----------     ------------   -----------

Income tax (benefit) charge                                (4)            4                -            11
                                                   -----------   -----------     ------------   -----------

Net Loss                                             $ (5,616)     $ (6,811)        $ (9,452)    $ (12,500)
                                                   ===========   ===========     ============   ===========

Results per common share:
    Historical -  basic and diluted                   $ (2.60)      $ (3.28)         $ (4.42)      $ (6.06)
                                                   ===========   ===========     ============   ===========

    Weighted average number of shares               2,161,542     2,075,628        2,138,815     2,063,457
                                                   ===========   ===========     ============   ===========

    Pro forma - basic and diluted                     $ (0.82)      $ (1.01)         $ (1.38)      $ (1.85)
                                                   ===========   ===========     ============   ===========

    Weighted average number of shares               6,848,326     6,762,412        6,825,599     6,750,241
                                                   ===========   ===========     ============   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                       June 30,      December 31,
                                                                                                         1998            1997
                                                                                                         ----            ----
                                                                                                      (unaudited)
                                              Assets
Current assets:
    Cash and cash equivalents                                                                           $ 6,713         $ 3,539
    Trade accounts receivable, net of allowance for uncollectible accounts of $404
        and $483 at June 30, 1998 and December 31, 1997, respectively                                     6,687           8,961
    Unbilled accounts receivable                                                                          2,942           4,727
    Prepaid expenses and other current assets                                                             3,642           3,753
                                                                                                     -----------     -----------
    Total current assets                                                                                 19,984          20,980
Property and equipment, net                                                                               2,102           1,695
Leasehold intangible                                                                                          -             177
Other assets                                                                                                169             171
                                                                                                     -----------     -----------
        Total assets                                                                                   $ 22,255        $ 23,023
                                                                                                     ===========     ===========

                                Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                                                        763           2,213
    Deferred revenues                                                                                    20,180          20,604
    Accrued expenses and other current liabilities                                                        6,245           6,385
    Debt - other, current portion                                                                         9,579           1,526
    Debt - related party, current portion                                                                     -             448
                                                                                                     -----------     -----------
    Total current liabilities                                                                            36,767          31,176
Long-term debt - other                                                                                      690             937
                                                                                                     -----------     -----------
        Total liabilities                                                                                37,457          32,113

Stockholders' equity (deficit):
    Preferred Stock, $.001 par value; 16,500,000 shares authorized:
        650,000 shares designated as Series A Convertible Preferred Stock, 570,000
          shares issued and outstanding (liquidation preference of $2,850,000)                                1               1
        9,000,000 shares designated as Series B Convertible Preferred Stock, 8,144,642
          shares issued and outstanding (liquidation preference of $28,506,000)                               8               8
        4,500,000 shares designated as Series C Convertible Preferred Stock, 2,609,491
          shares issued and outstanding (liquidation preference of $10,725,000)                               3               3
        2,000,000 shares designated as Series D Convertible Preferred Stock, 285,715 and 0 shares issued and outstanding at June 30, 1998 and December 31, 1997,
          respectively (liquidation preference of $2,000,000)                                                 -               -
    Common Stock, $.001 par value: 50,000,000 shares authorized, 2,184,345 and 2,093,107
        shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively                    3               2
Additional paid-in capital                                                                               46,687          41,286
Deferred compensation                                                                                    (1,979)              -
Accumulated deficit                                                                                     (60,381)        (50,929)
Cumulative translation adjustments                                                                          456             539
                                                                                                     -----------     -----------
Total stockholders' deficit                                                                             (15,202)         (9,090)
                                                                                                     -----------     -----------
        Total liabilities and stockholders' deficit                                                    $ 22,255        $ 23,023
                                                                                                     ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                      Six Months Ended
                                                                                                    June 30,     June 30,
                                                                                                      1998         1997
                                                                                                      ----         ----
Cash flows from operating activities:
    Net loss                                                                                      $ (9,452)    $(12,500)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
        Depreciation and amortization                                                                  799        1,105
        Amortization of discount on note payable                                                       337            -
        Provision for doubtful accounts                                                                (80)         (15)
        Interest on long-term debt added to principal                                                    -           37
        Interest on note receivable added to principal                                                   -           (5)
        (Gain) loss on sale of fixed assets                                                              1           (5)
        Deferred compensation expense                                                                  140            -
        Other non-cash items                                                                            18           50
    Change in assets and liabilities:
        Decrease (increase) in accounts receivable                                                   4,046         (101)
        Decrease (increase) in prepaid expenses and other current assets                               218         (590)
        (Decrease) increase  in deferred revenues                                                     (311)       3,025
        (Decrease) increase  in accounts payable and accrued liabilities                            (1,429)         110
                                                                                                  ----------  ----------

Net cash used in operating activities:
    Net cash used in continuing operations                                                          (5,713)      (8,889)
    Net cash used in discontinued operations                                                          (288)        (245)
                                                                                                  ----------  ----------
        Net cash used in operating activities                                                       (6,001)      (9,134)
                                                                                                  ----------  ----------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                       (1,028)        (349)
    Other, net                                                                                           -           24
                                                                                                  ----------  ----------
        Cash used in investing activities                                                           (1,028)        (325)
                                                                                                  ----------  ----------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                                             163           33
    Repurchase of Common Stock                                                                           -          (33)
    Proceeds from issuance of Series C Convertible Preferred Stock, net of
       issuance costs of $126                                                                            -        7,372
    Proceeds from issuance of Series D Convertible Preferred Stock, net of
       issuance costs of $80                                                                         1,920            -
    Repayments of principal to related parties                                                        (400)           -
    Proceeds from stock subscriptions receivable                                                         -           25
    Net decrease in short-term borrowings                                                                -         (188)
    Proceeds from issuance of note payable, net of origination fee of $200                           9,800            -
    Principal payments on long-term debt, current portion                                           (1,211)           -
                                                                                                  ----------  ----------
        Cash provided by financing activities                                                       10,272        7,209
                                                                                                  ----------  ----------

    Effect of exchange rates on cash                                                                   (69)         (38)
    Net increase (decrease) in cash and cash equivalents                                             3,174       (2,288)
    Cash and cash equivalents, beginning of period                                                   3,539        8,286
                                                                                                  ----------  ----------
        Cash and cash equivalents, end of period                                                   $ 6,713      $ 5,998
                                                                                                  ==========  ==========

    Supplementary cash flow information:
        Income taxes paid                                                                              $ 8         $ 11
        Interest paid                                                                                $ 512          $ 8


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying consolidated financial statements of the Company at June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-52899, declared effective by the Securities and Exchange Commission on July 29, 1998.

         Management's Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Stock Split

         The Company effected a 1 for 3 reverse stock split of its Common Stock, par value $.001 per share (the "Common Stock"), effective July 29, 1998. All share and per share data presented herein have been restated to reflect the Common Stock split.

         Net Loss Per Share and Pro Forma Net Loss Per Share

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Due to the losses incurred by the Company for the three and six months ended June 30, 1997 and 1998, common equivalent shares resulting from the assumed conversion of outstanding convertible notes payable and the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Common equivalent shares resulting from the assumed conversion of outstanding convertible notes payable at June 30,1998 and 1997 were 0 and 87,479, respectively. Options to purchase 1,278,977 and 1,129,815 shares of Common Stock and warrants to purchase 857,056 and 35,959 shares of Common Stock were outstanding at June 30,1998 and 1997, respectively.

         Pro-forma net loss per share for the three and the six months ended June 30, 1997 and 1998 is computed assuming the conversion of all outstanding shares of convertible preferred stock into 4,686,784 shares of Common Stock. This conversion occurred upon the completion of the Company's

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Initial Public Offering of 3,000,000 shares of its Common Stock (the "Offering") in August 1998. (See Note 4.)

         Comprehensive Income (Loss)

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998 and interim periods. The table below sets forth "Comprehensive Income (Loss)" as defined by SFAS No. 130 (in thousands):

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                        June 30,
                                                                   1998          1997            1998           1997
                                                                   ----          ----            ----           ----
Net loss                                                        $ (5,616)     $ (6,811)       $ (9,452)      $(12,500)
      Other Comprehensive income (loss), net of tax:
          Foreign currency translation adjustment                   (157)           98             (83)           342
                                                               ----------    ----------      ----------     ----------
Comprehensive loss                                              $ (5,773)     $ (6,713)       $ (9,535)      $(12,158)
                                                               ==========    ==========      ==========     ==========

         New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supercedes SFAS No. 14, "Financial reporting for Segments of a Business Enterprise." SFAS No. 131 includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the countries in which the company holds material assets and reports material revenues. The statement will be effective for the annual periods beginning after December 15, 1997 and the Company will adopt its provisions for the year ended December 31, 1998. Reclassification for earlier periods is required, unless impraticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt the new standard as of January 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.       Series D Convertible Preferred Stock

         In April 1998, the Company designated 2,000,000 shares of Preferred Stock as Series D Convertible Preferred Stock ('Series D') and issued and sold for aggregate consideration of $1.5 million, 214,286 shares of Series D and warrants to purchase 115,714 shares of Series D at an exercise price of $9.00 per share.

         In May 1998, the Company issued and sold an additional 71,429 shares of Series D and warrants to purchase 38,571 shares of Series D for aggregate consideration of $500,000.

         All of the outstanding shares of the Company's Series D were converted into 190,476 shares of Common Stock upon the consummation of the Offering in August 1998.

3.       Loan and Warrant Purchase Agreement

         In April 1998, the Company entered into a Loan and Warrant Purchase Agreement whereby the Company issued convertible promissory notes with a face value of $10.0 million, at an annual interest rate of 12% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of Common Stock in exchange for cash proceeds of $10.0 million. The warrants are exercisable at $3.00 per share, for a period of ten years from the date of the grant. The fair market value of the warrants was recorded as a discount of $1,182,158 to the Bridge Notes and such Bridge Notes were recorded at $8,817,842. Accordingly $1,182,158 of accretion will be charged to interest expense, in addition to the stated interest rates, over the term of the Bridge Notes.

         In August 1998, upon completion of the Offering, a portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate amount of $10.0 million plus accrued interest thereon.

4.       Subsequent Events

         Completion of Initial Public Offering

         On August 4, 1998, the Company consummated the Offering of 3,000,000 shares of its Common Stock at $12.50 per share. Aggregate net proceeds to the Company were approximately $33.9 million after deducting underwriting discounts and offering expenses payable by the Company. A portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate principal amount of $10.0 million, plus accrued interest thereon (see Note 3.). Concurrent with the closing of the Offering, all shares of the Company's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of Common Stock (see Notes 1. and 2.).

         On August 4, 1998, warrants to purchase 47,999 shares of Common Stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement (see Note 3.).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF THE COMPANY, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: THE COMPANY'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; THE COMPANY'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE COMPANY'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; THE COMPANY'S ABILITY TO MANAGE GROWTH; THE COMPANY'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; THE COMPANY'S DEPENDENCE ON KEY PERSONNEL; COMPETITION; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; THE COMPANY'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. FOR FURTHER INFORMATION, REFER TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-52899), INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "RISK FACTORS."


OVERVIEW


    Giga sells knowledge which supports enterprise decision making in the field of Information Technology ("IT") with a focus on computing, telecommunications and related industries. The Company's four principal products and services are
(i) Unified Advisory Service ("Advisory Service"), (ii) "IT Practice Services,"
(iii) "Continuous Advisory Consulting" and (iv) organizing and sponsoring a range of events on significant IT industry issues and trends and producing publications based on conference topics or current IT issues (collectively, "Events and Publications"). The Company provides its services primarily through GigaWeb, its intelligent Internet-based information delivery interface.

     The Company introduced its Advisory Service and GigaWeb in April 1996. In July 1996, the Company introduced its IT Practice Services. Advisory Consulting was introduced in September 1997. The Company's Events and Publications product line was acquired in April 1995. For financial reporting purposes, revenues from
(i) Advisory Service, IT Practice Services and Continuous Advisory Consulting are aggregated into Continuous Information Services, (ii) Events and other services, principally consulting, are aggregated into Other Services and (iii) Publications are listed separately. The Company expects that revenues from its Continuous Information Services will continue to increase as a percentage of its total revenues.

     The Company's Continuous Information Services ("CIS") are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A small number of CIS contracts, however, are billed quarterly. Amounts received in advance of services provided are reflected in the Company's financial statements as deferred revenues and are recognized monthly on a pro rata basis over the term of the contract. Revenues from Other Services are recognized as follows: events as they occur and consulting as such services are performed. Revenues from Publications are recognized when publications are delivered. Unbilled receivables are primarily generated as a result of contractual quarterly billing terms offered in connection with the Company's Continuous Information Services. The Company also records the related commission obligation upon acceptance of a CIS contract and amortizes the corresponding deferred commission over the contract period in which the related CIS revenues are earned.

     Essentially all of the Company's current international operations are located in the European Union and Canada. The Company operates in the European Union primarily through wholly-owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries in the European Union as well. In Canada, the Company utilizes a full-scale field sales force and provides business support to these salespersons through its operations in the United States. Substantially all of the Company's revenues from the European Union are denominated in foreign currencies, particularly the British pound, while essentially all of the Company's revenues from Canada are denominated in U.S. dollars. The Company has begun marketing in Israel and Korea through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies inherently have financial risk. To date, however, the Company's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. The Company does not currently hedge its exposure to foreign currency adjustments.

     The Company believes that a leading measure of the volume of its CIS business is the annualized value ('Annualized Value') of its Continuous Information Services agreements in effect at a given point in time. The Company calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. The Company also measures its performance on the basis of Net Annualized Value Increase ('NAVI') which is calculated on the basis of new agreements plus upgrades, net of downgrades and cancellations. The sum of all past NAVI equals Annualized Value. Historically, a substantial portion of NAVI for a given year is generated by the Company in the last two calendar quarters, and particularly in the last month of the last quarter. The following table sets forth the Annualized Value and NAVI for the three and six month periods ending June 30, 1997 and 1998.

                                                     Unaudited (in thousands)
                                     -----------------------------------------------------
                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                        1998          1997            1998           1997
                                        ----          ----            ----           ----
Beginning Annualized Value           $ 29,497      $ 11,723        $ 26,619       $  9,339
Net Annualized Value Increase           3,757         2,865           6,635          5,249
                                    ----------    ----------      ----------     ----------
Ending Annualized Value              $ 33,254      $ 14,588        $ 33,254       $ 14,588
                                    ==========    ==========      ==========     ==========

    A majority of the Company's annual contracts renew automatically unless the customer cancels the subscription. The Company's experience is that a substantial portion of customers renew expiring contracts for an equal or greater level of total CIS fees each year. The Company believes that a direct comparison of its renewal rates and the renewal rates of its major competitors may not be meaningful due in part to the Company's limited operating history and its Advisory Service model (the focus of which is a unified, integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of the Company's major competitors.

    The Company's operating expenses consist of cost of services, cost of publications, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of the Company's Continuous Information Services and other services including personnel expenses for analysts and other personnel, direct expenses for events and conferences, and royalties to third party information providers. Cost of publications consists of expenses to create, print and distribute publications. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the administrative functions of the Company.

     Since its inception, the Company has incurred substantial costs to develop its Continuous Information Services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. The Company expects to incur significant losses through at least fiscal 1998 as the Company expands and develops its services and products.

     The Company has incurred and acquired substantial tax loss carryforwards since its inception. Due to the magnitude of these existing tax loss carryforwards, the continuing anticipated losses through at least 1998 and the substantial uncertainties associated with its business, the Company is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            1998           1997            1998          1997
                                                            ----           ----            ----          ----
Revenues:
     Continuous information services                           84%            74%             82%           69%
     Other services                                            16%            24%             18%           28%
     Publications                                                -             2%               -            3%
                                                           --------       --------        --------      --------

         Total revenues                                       100%           100%            100%          100%
                                                           --------       --------        --------      --------

Costs and expenses:
     Cost of services                                          56%            79%             54%           79%
     Cost of publications                                       1%            (1%)             1%            1%
     Sales and marketing                                       72%           122%             70%          113%
     Research and development                                   3%            13%              4%           15%
     General and administrative                                18%            34%             17%           30%
     Depreciation and amortization                              5%            11%              4%           13%
                                                           --------       --------        --------      --------

         Total costs and expenses                             155%           258%            150%          251%
                                                           --------       --------        --------      --------

     Loss from operations                                     (55%)         (158%)           (50%)        (151%)

Interest income                                                 1%             2%              1%            2%
Interest expense                                               (8%)           (1%)            (4%)            -
                                                           --------       --------        --------      --------

     Loss from operations before income taxes                 (62%)         (157%)           (53%)        (149%)

Income tax (benefit) charge                                      -              -               -             -
                                                           --------       --------        --------      --------

     Net Loss                                                 (62%)         (157%)           (53%)        (149%)
                                                           ========       ========        ========      ========

    In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


    Revenues. Total revenues increased 110% to $9.1 million for the three months ended June 30,1998 from $4.3 million for the same period in 1997. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

    Revenues from Continuous Information Services increased 135% to $7.6 million for the three months ended June 30, 1998 from $3.2 million for the same period in 1997. The increase in revenues was primarily due to growing market acceptance of Giga's services and continued expansion of the Company's sales force.

     Revenues from Other Services increased 43% to $1.5 million for the three months ended June 30, 1998 from $1.0 million for the same period in 1997. The increase was primarily due to higher revenues generated from the planned expansion of the Company's events and conferences activities and increased attendance at the Company's premier conference, GigaWorld IT Forum, partially offset by a decrease in consulting revenues associated with the phase-out of certain consulting services.

     Revenues from Publications decreased 59% to $33,000 for the three months ended June 30, 1998 from $81,000 for the same period in 1997. The decrease was due to a de-emphasis on this business activity and the discontinuance of two publications in the second quarter of 1997.

     Cost of services. Cost of services increased 50% to $5.1 million for the three months ended June 30, 1998 from $3.4 million for the same period in 1997. The increase in costs was primarily due to the expansion of analyst staff and additional staff hired for newly created field analyst positions to support an increased customer base, increased costs in support of expanded offerings of events and conferences, and other expenses associated with providing Continuous Information Services.

     Cost of publications. Cost of publications increased 289% to $83,000 for the three months ended June 30, 1998 from ($44,000) for the same period in 1997. The increase in expense was primarily attributable to non-recurring gains recorded in the second quarter of 1997 resulting from the disposition of two publications.

     Sales and marketing. Sales and marketing expenses increased 24% to $6.5 million for the three months ended June 30, 1998 from $5.3 million for the same period in 1997. The increase was principally due to the continued expansion of the Company's direct sales organization, higher sales commission expense resulting from increased revenues, and increased emphasis on performing briefings and other lead generating activities.

     Research and development. Research and development expenses decreased 49% to $299,000 for the three months ended June 30, 1998 from $588,000 for the same three-month period in 1997. The decrease was primarily due to the completion of the development of the basic functionality of GigaWeb in 1997.

     General and administrative. General and administrative expenses increased 15% to $1.7 million for the three months ended June 30, 1998 from $1.5 million for the same period in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

     Depreciation and amortization. Depreciation and amortization expense decreased 12% to $414,000 for the three months ended June 30, 1998 from $471,000 for the same period in 1997. The decrease was primarily due to lower goodwill and leasehold amortization charges partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

     Interest income and expense. Interest income increased to $122,000 for the three months ended June 30, 1998 from $77,000 for the same period in 1997 due to greater cash balances available for investment. Interest expense increased to $694,000 from $24,000 for the same period in 1997 due to long-term equipment financing entered into by the Company in June 1997, interest accrued and paid pursuant to the Bridge Notes with a face value of $10.0 million issued in April 1998 and bearing interest at a stated rate of 12%, and accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


    Revenues. Total revenues increased 111% to $17.7 million for the six months ended June 30,1998 from $8.4 million for the same period in 1997. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

         Revenues from Continuous Information Services increased 148% to $14.4 million for the six months ended June 30, 1998 from $5.8 million for the same period in 1997. The increase in revenues was primarily due to growing market acceptance of Giga's services and continued expansion of the Company's sales force.

     Revenues from Other Services increased 37% to $3.2 million for the six months ended June 30, 1998 from $2.3 million for the same period in 1997. The increase was primarily due to higher revenues generated from the planned expansion of the Company's events and conferences activities and increased attendance at the Company's premier conference, GigaWorld IT Forum, partially offset by a decrease in consulting revenues associated with the phase-out of certain consulting services.

      Revenues from Publications decreased 66% to $88,000 for the six months ended June 30, 1998 from $261,000 for the same period in 1997. The decrease was due to a de-emphasis on this business activity and the discontinuance of two publications in the second quarter of 1997.

     Cost of services. Cost of services increased 44% to $9.5 million for the six months ended June 30, 1998 from $6.6 million for the same period in 1997. The increase in costs was primarily due to the expansion of analyst staff and additional staff hired for newly created field analyst positions to support an increased customer base, increased costs in support of expanded offerings of events and conferences, and other expenses associated with providing Continuous Information Services.

     Cost of publications. Cost of publications increased 397% to $154,000 for the six months ended June 30, 1998 from $31,000 for the same period in 1997. The increase in expense was primarily attributable to non-recurring gains recorded in the second quarter of 1997 resulting from the disposition of two publications.

      Sales and marketing. Sales and marketing expenses increased 30% to $12.3 million for the six months ended June 30, 1998 from $9.5 million for the same period in 1997. The increase was principally due to the continued expansion of the Company's direct sales organization, higher sales commission expense resulting from increased revenues, and increased emphasis on performing briefings and other lead generation activities.

     Research and development. Research and development expenses decreased 49% to $638,000 for the six months ended June 30, 1998 from $1.2 million for the same six-month period in 1997. The decrease was primarily due to the completion of the development of the basic functionality of GigaWeb in 1997.

    General and administrative. General and administrative expenses increased 21% to $3.0 million for the six months ended June 30, 1998 from $2.5 million for the same period in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

     Depreciation and amortization. Depreciation and amortization expense decreased 28% to $799,000 for the six months ended June 30, 1998 from $1.1 million for the same period in 1997. The decrease was primarily due to lower goodwill and leasehold amortization charges partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

     Interest income and expense. Interest income decreased to $159,000 for the six months ended June 30, 1998 from $175,000 for the same period in 1997 due to lower average cash balances available for investment. Interest expense increased to $780,000 from $41,000 for the same period in 1997 due to long-term equipment financing entered into by the Company in June 1997, interest accrued and paid pursuant to the Bridge Notes with a face value of $10.0 million issued in April 1998 and bearing interest at a stated rate of 12%, and accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants.


LIQUIDITY AND CAPITAL RESOURCES


    As of June 30, 1998, the Company funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. The Company received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million from the private placement of Series D Convertible Preferred Stock in April and May 1998. The Company also issued the Bridge Notes in April 1998 whereby the Company borrowed $10.0 million at a stated interest rate of 12%. At June 30, 1998, the Company had cash and cash equivalents of $6.7 million.

     During the six months ended June 30, 1998, the Company's capital expenditures totaled approximately $1.0 million, primarily for computer equipment. The Company expects that additional purchases of computer equipment will be made as the Company's employee base and customer base grows. As of June 30, 1998, the Company had no material commitments for capital expenditures, and the Company does not currently expect the rate of capital spending to vary significantly through the end of 1999.

     Net cash used by continuing operations was approximately $5.7 million for the six months ended June 30, 1998, resulting primarily from a net loss of $9.5 million and decreases in accounts payable and accrued liabilities of $1.4 million, partially offset by decreases in accounts receivable of $4.0 million. Net cash used in investing activities of approximately $1.0 million for the six months ended June 30, 1998 was primarily due to purchases of computer equipment. Cash provided by financing activities, of approximately $10.3 million for the six months ended June 30, 1998, was primarily generated by issuance of the Bridge Notes, Common Stock warrants, Series D Convertible Preferred Stock, Series D Preferred Stock warrants and Common Stock pursuant to stock option exercises, partially offset by repayments of long-term debt.

     In April 1998, the Company issued the Bridge Notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of Common Stock at an exercise price of $3.00 per share. The Bridge Notes accrued interest at the rate of 12% per annum. The outstanding principal amount of, and any unpaid accrued interest on, the Bridge Notes became due and payable upon the consummation of the Offering. In April and May 1998, the Company also issued an aggregate of $2.0 million of Series D Convertible Preferred Stock and associated Series D warrants.

    In August 1998, the Company completed its Offering of 3,000,000 shares of Common Stock at $12.50 per share. Net proceeds to the Company aggregated approximately $33.9 million. The Company used $10.2 million of the net proceeds to repay obligations for principal and interest under the Bridge Notes. All outstanding shares of the Company's Series A, B, C and D Convertible Preferred Stock automatically converted into Common Stock upon the consummation of the Offering. The Company believes that the remaining proceeds from the Offering together with existing cash and cash equivalents and cash generated from operations, after the repayment of other debt as it becomes due, will be sufficient to fund the Company's cash needs until at least the end of 1999.

    In the event that the Company encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, the Company might require additional working capital. The Company has access to an invoice factoring arrangement with a commercial bank under which the Company could borrow up to $3.0 million or 80% of eligible accounts receivable, whichever is less. If necessary, the Company would consider various other sources of financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to the Company on terms that are acceptable, if at all. If adequate funds are not available, the Company may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


YEAR 2000 COMPLIANCE

    The Company has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999. The Company presently believes that the computer systems and programs upon which it relies for its internal operations and external communications, and which the Company presently expects to use following December 31, 1999, are, or will be, Year 2000 compliant. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not reveal that additional efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from product development or infrastructure improvement programs. In addition, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. For example, the Company is dependent on the Internet infrastructure for providing reliable GigaWeb access. GigaWeb is an Internet based information delivery interface and the primary delivery medium for the Company's Continuous Information Services. Year 2000 issues could affect the power grid and communications networks that provide the Internet's infrastructure. The occurrence of such problems would be out of the Company's control and could have a material adverse impact on the Company's ability to deliver its Continuous Information Services. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of either the Company's internal systems and applications or other systems upon which the Company relies to properly operate or manage data beyond 1999. While uncertainty exists concerning the potential effects associated with Year 2000 compliance, the Company does not believe that Year 2000 compliance will result in a material adverse effect on its business, financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    Recent Sales of Unregistered Securities

    As previously reported in the Company's Registration Statement on Form S-1 (Registration No. 333-52899), as amended, set forth below is information regarding the number of shares of capital stock and other equity securities issued by the Company during the fiscal quarter ended June 30, 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") . Further included is the consideration, if any, received by the Company for such shares of capital stock and other equity securities. The shares of capital stock and other equity securities issued in the following transactions were offered and sold in reliance upon the exemption from registration under
Section 4 (2) of the Securities Act or Regulation D relative to sales by an issuer not involving any public offering, or Rule 701 promulgated under the Securities Act.

     1. During the fiscal quarter ended June 30, 1998, the Company issued a total of 53,740 shares of Common Stock pursuant to the exercise of options previously granted to employees at a weighted average exercise price of $1.88 per share.

     2. In April and May 1998, the Company issued and sold to two accredited investors an aggregate of 285,715 shares of Series D Convertible Preferred Stock at a purchase price of $7.00 per share and warrants to purchase an additional 154,285 shares of Series D Convertible Preferred Stock at an exercise price of $9.00 per share.

     3. In April 1998, the Company issued the Bridge Notes (convertible under certain circumstances into Series D Convertible Preferred Stock) in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of Common Stock at an exercise price of $3.00 per share to certain affiliates of Friedman, Billings, Ramsey & Co., Inc.

    For information with respect to equity securities issued after June 30, 1998, see Note 1. and Note 4. to the Company's Consolidated Financial Statements.

    Use of Proceeds

    The Company's Registration Statement on Form S-1 (Registration No. 333-52899), (the "Registration Statement"), relating to the Offering was declared effective by the Securities and Exchange Commission on July 29, 1998. The sale of 3,000,000 shares of the Company's Common Stock, $0.001 par value, at $12.50 per share commenced on July 30, 1998 and has been completed. The managing underwriters for the Offering were Friedman, Billings, Ramsey & Co., Inc. and Prudential Securities Incorporated. The total price to the public was $37.5 million before underwriting discounts and commissions of $2.625 million. Offering expenses are estimated at $950,000. All such expenses are direct or indirect payments to others. None of such expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

    As of September 9, 1998, the Company had used a portion of the $33.925 million net proceeds from the Offering to repay the Bridge Notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, the Company had added $7.715 million of such net proceeds to the general funds of the corporation for use as working capital and invested the remaining $16.0 million of the net proceeds in short-term, investment-grade interest-bearing obligations. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or an affiliate of the Company except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and (ii) to meet working capital needs of the Company's subsidiaries, both in the normal course of business.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

ITEM 5.   OTHER INFORMATION

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        3.1 Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 4, 1998.

        11      Statement of Computation of Per Share Earnings

        27      Financial Data Schedule


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          GIGA INFORMATION GROUP, INC.

             September 11, 1998           By: /s/ Daniel M. Clarke
                                              ----------------------------------
                                              Daniel M. Clarke
                                              Senior Vice President.
                                              Chief Financial Officer,
                                              Secretary and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENTS
------      ------------------------

3.1 Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on August 4, 1998.

11          Statement of Computation of Per Share Earnings

27          Financial Data Schedule