Form 10-Q
period 1998-09-30
GIGA INFORMATION GROUP INC
filed 1998-11-13
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       or


      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________


                         COMMISSION FILE NUMBER 0-21529


                          GIGA INFORMATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           06-1422860
      -----------------------                               ---------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No



As of November 9, 1998, there were 9,926,788 shares of Common Stock, $.001 par value, of the registrant outstanding.


================================================================================

                          GIGA INFORMATION GROUP, INC.


                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Operations for the three and nine months
                   ended September 30, 1998 and September 30, 1997 (unaudited)        3.

         Consolidated Balance Sheets at September 30, 1998 and December 31, 1997
                  (unaudited)                                                         4.

         Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1998 and September 30, 1997 (unaudited)               5.

                  Notes to Consolidated Financial Statements (unaudited)              6.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                               9.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                    18.

Item 6.  Exhibits and Reports on Form 8-K                                             19.


SIGNATURE PAGE                                                                        20.

INDEX TO EXHIBITS                                                                     21.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                             1998         1997           1998          1997
                                                             ----         ----           ----          ----
Revenues:

    Continuous information services                       $ 8,235       $ 3,743       $ 22,643       $ 9,547
    Other services                                            442           546          3,610         2,851
    Publications                                               73            42            161           303
                                                        ---------     ---------     ----------     ---------
    Total revenues                                          8,750         4,331         26,414        12,701

Costs and expenses:
    Cost of services                                        4,433         3,130         13,972         9,765
    Cost of publications                                      146            69            300           100
    Sales and marketing                                     6,739         5,500         19,055        14,938
    Research and development                                  402           523          1,040         1,770
    General and administrative                              1,628         1,159          4,727         3,365
    Depreciation and amortization                             321           490          1,120         1,595
                                                        ---------     ---------     ----------     ---------
    Total costs and expenses                               13,669        10,871         40,214        31,533
                                                        ---------     ---------     ----------     ---------
Loss from operations                                       (4,919)       (6,540)       (13,800)      (18,832)
                                                        ---------     ---------     ----------     ---------
Interest income                                               270            48            429           223
Interest expense                                             (432)          (88)        (1,212)         (129)
Foreign exchange gain/(loss)                                  195            29            245          (302)
                                                        ---------     ---------     ----------     ---------

    Loss from continuing operations before income taxes    (4,886)       (6,551)       (14,338)      (19,040)
Income tax (benefit) charge                                    36           (17)            36            (6)
                                                        ---------     ---------     ----------     ---------
    Loss from continuing operations                        (4,922)       (6,534)       (14,374)      (19,034)
                                                        ---------     ---------     ----------     ---------
    Income from disposal of discontinued BIS Shrapnel
       business, net of applicable taxes of $21                 -            41              -            41
                                                        ---------     ---------     ----------     ---------
    Income from discontinued operations                         -            41              -            41
                                                        ---------     ---------     ----------     ---------
    Loss before extraordinary item                         (4,922)       (6,493)       (14,374)      (18,993)
                                                        ---------     ---------     ----------     ---------
    Extraordinary item (Note 5.), net of applicable
       taxes of $0.                                          (707)            -           (707)            -
                                                        ---------     ---------     ----------     ---------
Net Loss                                                 $ (5,629)     $ (6,493)      $(15,081)     $(18,993)
                                                        =========     =========     ==========     =========
Results per common share:
    Historical - basic and diluted:
       Loss from continuing operations                    $ (0.69)      $ (3.15)       $ (3.76)      $ (9.20)
                                                        =========     =========     ==========     =========
       Extraordinary item                                 $ (0.10)          $ -        $ (0.18)          $ -
                                                        =========     =========     ==========     =========
       Net loss                                           $ (0.79)      $ (3.13)       $ (3.94)      $ (9.18)
                                                        =========     =========     ==========     =========
       Weighted average number of shares                7,142,319     2,077,397      3,824,978     2,068,155
                                                        =========     =========     ==========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                September 30,    December 31,
                                                                                                    1998            1997
                                                                                                    ----            ----
                                                                                                (unaudited)
                                                                   ASSETS
Current assets:
     Cash and cash equivalents                                                                   $ 22,486         $ 3,539
     Marketable securities                                                                          4,209               -
     Trade accounts receivable, net of allowance for uncollectible accounts of $410
        and $483 at September 30, 1998 and December 31, 1997, respectively                          7,756           8,961
     Unbilled accounts receivable                                                                   3,775           4,727
     Prepaid expenses and other current assets                                                      4,148           3,753
                                                                                             ------------     -----------
     Total current assets                                                                          42,374          20,980

Property and equipment, net                                                                         2,421           1,695
Leasehold intangible                                                                                    -             177
Other assets                                                                                          168             171
                                                                                             ------------     -----------
        Total assets                                                                             $ 44,963        $ 23,023
                                                                                             ============     ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                               1,317           2,213
     Deferred revenues                                                                             23,264          20,604
     Accrued expenses and other current liabilities                                                 6,532           6,385
     Debt - other, current portion                                                                    442           1,526
     Debt - related party, current portion                                                              -             448
                                                                                             ------------     -----------
     Total current liabilities                                                                     31,555          31,176

Long-term debt - other                                                                                566             937
                                                                                             ------------     -----------
        Total liabilities                                                                          32,121          32,113

Stockholders' equity (deficit):
     Preferred Stock, $.001 par value; 5,000,000 and 16,500,000 shares authorized at September 30, 1998 and December 31, 1997, respectively:
        650,000 shares designated as Series A Convertible Preferred Stock, 0 and 570,000
           shares issued and outstanding at September 30, 1998 and December 31, 1997,
           respectively (liquidation preference of $2,850,000)                                          -               1
        9,000,000 shares designated as Series B Convertible Preferred Stock, 0 and 8,144,642
           shares issued and outstanding at September 30, 1998 and December 31, 1997,
           respectively (liquidation preference of $28,506,000)                                         -               8
        4,500,000 shares designated as Series C Convertible Preferred Stock, 0 and 2,609,491
           shares issued and outstanding at September 30, 1998 and December 31, 1997,
           respectively (liquidation preference of $10,725,000)                                         -               3
        2,000,000 shares designated as Series D Convertible Preferred Stock, 0 shares
           issued and outstanding (liquidation preference of $2,000,000)                                -               -
     Common Stock, $.001 par value: 60,000,000 shares authorized, 9,926,788 and 2,093,107
        shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively        10               2
Additional paid-in capital                                                                         80,497          41,286
Deferred compensation                                                                              (1,747)              -
Accumulated deficit                                                                               (66,010)        (50,929)
Cumulative translation adjustments                                                                     92             539
                                                                                             ------------     -----------
Total stockholders' equity (deficit)                                                               12,842          (9,090)
                                                                                             ------------     -----------
        Total liabilities and stockholders' equity (deficit)                                     $ 44,963        $ 23,023
                                                                                             ============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              1998         1997
                                                                                              ----         ----
Cash flows from operating activities:
     Net loss                                                                              $(15,081)    $(18,993)
     Adjustments to reconcile net loss to net cash used in continuing operating activities:
        Income from disposal of discontinued operations                                           -          (62)
        Depreciation and amortization                                                         1,120        1,595
        Amortization of discount on note payable                                              1,182            -
        Net loss on write-down of investments                                                     -          244
        Provision for doubtful accounts                                                         (74)        (137)
        Interest on long-term debt added to principal                                             -          (28)
        Interest on note receivable added to principal                                            -           (5)
        (Gain) loss on sale of fixed assets                                                      (9)         (11)
        Deferred compensation expense                                                           238            -
        Other non-cash items                                                                     18           50
     Change in assets and liabilities:
        Decrease (increase) in accounts receivable                                            2,236       (2,166)
        Decrease (increase) in prepaid expenses and other current assets                       (454)        (811)
        (Decrease) increase  in deferred revenues                                             2,693        6,202
        (Decrease) increase  in accounts payable and accrued liabilities                       (829)         496
                                                                                         ----------    ---------

Net cash used in operating activities:
     Net cash used in continuing operations                                                  (8,960)     (13,626)
     Net cash used in discontinued operations                                                  (296)        (578)
                                                                                         ----------    ---------
        Net cash used in operating activities                                                (9,256)     (14,204)
                                                                                         ----------    ---------
Cash flows from investing activities:
     Acquisitioniofoequipmentpandtimprovementsments                                          (1,660)        (454)
     Investments purchased                                                                   (4,209)           -
     Proceedsefromesale of Shrapnel                                                               -          293
     Other, net                                                                                  10           37
                                                                                         ----------    ---------
        Cash used in investing activities                                                    (5,859)        (124)
                                                                                         ----------    ---------

Cash flows from financing activities:
     Proceeds from Initial Public Offering of Common Stock, net of offering
       costs of $3,725                                                                       33,775            -
     Proceeds from issuance of Common Stock under option plans                                  181           37
     Proceeds from issuance of Common Stock due to exercise of warrants                         144            -
     Repurchase of Common Stock                                                                   -          (33)
     Proceeds from issuance of Series C Convertible Preferred Stock, net of
       issuance costs of $148                                                                     -        7,352
     Proceeds from issuance of Series D Convertible Preferred Stock, net of
       issuance costs of $80                                                                  1,920            -
     Repayments of principal to related parties                                                (400)           -
     Proceeds from stock subscriptions receivable                                                 -           25
     Net decrease in short-term borrowings                                                        -         (187)
     Proceeds from long-term debt                                                                 -        1,465
     Proceeds from issuance of note payable, net of origination fee of $200                   9,800            -
     Principal repaid on note payable                                                       (10,000)           -
     Principal payments on long-term debt, current portion                                   (1,318)         (84)
                                                                                         ----------    ---------
        Cash provided by financing activities                                                34,102        8,575
                                                                                         ----------    ---------

     Effect of exchange rates on cash                                                           (40)         (73)
     Net increase (decrease) in cash and cash equivalents                                    18,947       (5,826)
     Cash and cash equivalents, beginning of period                                           3,539        8,286
                                                                                         ----------    ---------
        Cash and cash equivalents, end of period                                           $ 22,486      $ 2,460
                                                                                         ==========    =========
     Supplementary cash flow information:
        Income taxes paid                                                                      $ 49         $ 15
        Interest paid                                                                         $ 770         $ 75


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying consolidated financial statements of the Company at September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-52899, declared effective by the Securities and Exchange Commission on July 29, 1998.

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

         Cash Equivalents and Marketable Securities

         Cash equivalents consist primarily of liquid investments, with original maturities of 90 days or less, in money market funds which are convertible to a known amount of cash and bear insignificant risk of change in value.

         At September 30, 1998, marketable securities primarily consisted of Euro dollar bonds stated at amortized cost of $ 4.2 million, which approximates fair value. These marketable securities have original maturities in excess of three months. The Company intends to hold these investments to maturity and has classified these marketable securities as current assets because of contractual maturities of one year or less.

         Stock Split

         The Company effected a 1 for 3 reverse stock split of its Common Stock, par value $.001 per share (the "Common Stock"), effective July 29, 1998. All share and per share data presented herein have been restated to reflect the Common Stock split.

         Net Loss Per Share

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Due to the losses incurred by the Company for the three and nine months ended September 30, 1997 and 1998, common equivalent shares resulting from the assumed exercise of outstanding stock options and warrants and the assumed conversion of outstanding convertible notes payable at September 30, 1997 have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Options to purchase 1,294,384 and 1,027,310 shares of Common Stock and warrants to purchase 809,057 and 35,959 shares of Common Stock were outstanding at September 30,1998 and 1997, respectively. Common equivalent shares resulting from the assumed conversion of outstanding convertible notes payable at September 30,1998 and 1997 were 0 and 90,336 shares, respectively.

         Comprehensive Income (Loss)

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998 and interim periods. The table below sets forth "Comprehensive Income (Loss)" as defined by SFAS No. 130 (in thousands):

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                             1998          1997             1998          1997
                                                             ----          ----             ----          ----
Net loss                                                   $(5,629)      $(6,493)        $(15,081)     $(18,993)
      Other Comprehensive income (loss), net of tax:
           Foreign currency translation adjustment            (364)           14             (447)          356
                                                         ---------     ---------       ----------    ----------
Comprehensive loss                                         $(5,993)      $(6,479)        $(15,528)     $(18,637)
                                                         =========     =========       ==========    ==========

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

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.       Completion of Initial Public Offering

         On August 4, 1998, the Company consummated its Initial Public Offering (the "Offering") of 3,000,000 shares of its Common Stock at $12.50 per share. Aggregate net proceeds to the Company were approximately $33.8 million after deducting underwriting discounts and offering expenses payable by the Company. A portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate principal amount of $10.0 million, plus accrued interest thereon (see Note 4.). Concurrent with the closing of the Offering, all shares of the Company's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of Common Stock.

3.       Series D Convertible Preferred Stock

         In April and May 1998, the Company issued and sold 285,715 shares of Series D Convertible Preferred Stock ('Series D') and warrants to purchase 154,285 shares of Series D at an exercise price of $9.00 per share for aggregate consideration of $2.0 million.

         All of the outstanding shares of the Company's Series D were converted into 190,476 shares of Common Stock upon the consummation of the Offering in August 1998.

4.       Loan and Warrant Purchase Agreement

         In April 1998, the Company entered into a Loan and Warrant Purchase Agreement whereby the Company issued convertible promissory notes with a face value of $10.0 million, at an annual interest rate of 12% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of Common Stock in exchange for cash proceeds of $10.0 million. The warrants are exercisable at $3.00 per share, for a period of ten years from the date of the grant. The fair market value of the warrants was recorded as a discount of $1,182,000 to the Bridge Notes and such Bridge Notes were recorded at $8,818,000. In August 1998, upon completion of the Offering, and in accordance with the terms of the Bridge Notes, a portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate amount of $10.0 million plus accrued interest thereon.

          A total of $844,000 and $1,182,000 was charged to expense for the three and nine month periods ended September 30, 1998, respectively, to accrete the discount to the Bridge Notes. $707,000 of accretion was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 5.).

         On August 4, 1998, warrants to purchase 47,999 shares of Common Stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $143,997, at an exercise price of $3.00 per share.

5.       Extraordinary Item

         $707,000 of accretion, net of taxes of $0, was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 4.). The accelerated accretion would have been recognized ratably over the six month period ending February 1, 1999 had the Company not completed the Offering and retired the Bridge Notes as required under the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


    Except for the historical information contained herein, the matters discussed below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors including the following: the Company's prior losses and anticipation of future losses; the Company's need to attract and retain qualified personnel; the Company's dependence on sales and renewals of subscription-based services; the Company's ability to manage growth; the Company's future capital needs and the risks of working capital deficiency; the Company's dependence on key personnel; competition; the risks associated with the development of new services and products; the potential for significant fluctuations in quarterly operating results; continued market acceptance and demand for Giga services; uncertainties relating to proprietary rights; the Company's dependence on the Internet infrastructure; the risk of system failure; the risks related to content; and the risks associated with international operations. For further information, refer to the Company's Registration Statement on Form S-1 (File No. 333-52899), including the matters set forth under the caption "Risk Factors."


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

    The following table sets forth the Annualized Value and NAVI for the three and nine month periods ending September 30, 1998 and 1997.

                                                                     Unaudited (in thousands)
                                                                     ------------------------
                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Beginning Annualized Value                            $ 33,254       $ 14,588       $ 26,619        $ 9,339
Net Annualized Value Increase                            5,093          4,599         11,728          9,848
                                                    ----------     ----------     ----------      ---------
Ending Annualized Value                               $ 38,347       $ 19,187       $ 38,347       $ 19,187
                                                    ==========     ==========     ==========      =========

    Annualized Value at September 30, 1998 increased 99% to $38.3 million from $19.2 million at September 30, 1997. The number of clients grew 51% to 894 at September 30, 1998 from 592 at September 30, 1997. Annualized Value per client increased 32% to $42,900 at September 30, 1998 from $32,400 at September 30, 1997.

    NAVI for the quarter ended September 30, 1998, $5.1 million, was the second highest quarterly NAVI recorded in the Company's limited history. However, business from new customers declined during the third quarter as selling cycles lengthened and new opportunities were postponed in response to uncertainties in financial markets and economic indicators. Price pressure has also increased as the Company's competitors have adjusted their prices in response to what Giga believes is the superior value of its services. The Company expects this slowing trend to continue through at least the first half of 1999, especially in light of anticipated slowdowns for software and hardware vendors as companies attempt to stabilize their IT and computing environments in response to the Y2K issue.

    A majority of the Company's annual contracts renew automatically unless the customer cancels the subscription. The Company's experience is that a substantial portion of customers renew expiring contracts for an equal or greater level of total CIS fees each year. Contract retention rates have improved during each of the first three quarters of 1998, with the third quarter reaching a high in excess of 75%. Likewise, upgrades were at their highest level ever during the third quarter of 1998, at approximately $3.5 million.

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

     Since its inception, the Company has incurred substantial costs to develop its Continuous Information Services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. The Company expects to incur significant losses through at least the first half of fiscal 1999 as the Company expands and develops its services and products.

     The Company has incurred and acquired substantial tax loss carryforwards since its inception. Due to the magnitude of these existing tax loss carryforwards, anticipated losses continuing through at least the first half of 1999, and the substantial uncertainties associated with its business, the Company is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                             1998           1997            1998          1997
                                                             ----           ----            ----          ----
Revenues:
     Continuous information services                           94%            86%             86%           75%
     Other services                                             5%            13%             13%           23%
     Publications                                               1%             1%              1%            2%
                                                          --------       --------         -------       -------
         Total revenues                                       100%           100%            100%          100%
                                                          --------       --------         -------       -------
Costs and expenses:
     Cost of services                                          51%            72%             53%           77%
     Cost of publications                                       2%             2%              1%            1%
     Sales and marketing                                       77%           127%             72%          118%
     Research and development                                   4%            12%              4%           14%
     General and administrative                                18%            27%             18%           26%
     Depreciation and amortization                              4%            11%              4%           12%
                                                          --------       --------         -------       -------
         Total costs and expenses                             156%           251%            152%          248%
                                                          --------       --------         -------       -------
     Loss from operations                                     (56%)         (151%)           (52%)        (148%)

Interest income                                                 3%             1%              1%            1%
Interest expense                                               (5%)           (2%)            (4%)          (1%)
Foreign exchange gain/(loss)                                    2%             1%              1%           (2%)
                                                          --------       --------         -------       -------
     Loss from operations before income taxes                 (56%)         (151%)           (54%)        (150%)
Income tax (benefit) charge                                      -              -               -             -
                                                          --------       --------         -------       -------
     Loss from continuing operations                          (56%)         (151%)           (54%)        (150%)

     Income from discontinued operations                         -             1%               -             -
                                                          --------       --------         -------       -------
     Loss before extraordinary item                           (56%)         (150%)           (54%)        (150%)

     Extraordinary item                                        (8%)             -             (3%)            -
                                                          --------       --------         -------       -------
     Net loss                                                 (64%)         (150%)           (57%)        (150%)
                                                          ========       ========         =======       =======

    In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


    Revenues. Total revenues increased 102% to $8.8 million for the three months ended September 30,1998 from $4.3 million for the same period in 1997. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

    Revenues from Continuous Information Services increased 120% to $8.2 million for the three months ended September 30, 1998 from $3.7 million for the same period in 1997. The increase in revenues was primarily due to growing market acceptance of Giga's services and continued expansion of the Company's sales force.

     Revenues from Other Services decreased 19% to $442,000 for the three months ended September 30, 1998 from $546,000 for the same period in 1997. The decrease was primarily due to a decrease in consulting revenues associated with the phase-out of certain consulting services.

     Revenues from Publications increased 74% to $73,000 for the three months ended September 30, 1998 from $42,000 for the same period in 1997. The increase was due to new reports issued on IT industry trends.

     Cost of services. Cost of services increased 42% to $4.4 million for the three months ended September 30, 1998 from $3.1 million for the same period in 1997. The increase in costs was primarily due to the expansion of analyst staff and additional staff hired for newly created field analyst positions to support an increased customer base, increased costs in support of expanded offerings of events and conferences, and other expenses associated with providing Continuous Information Services.

     Cost of publications. Cost of publications increased 112% to $146,000 for the three months ended September 30, 1998 from $69,000 for the same period in 1997. The increase in expense was primarily attributable to consulting, copying, and printing costs for new reports issued on IT industry trends.

     Sales and marketing. Sales and marketing expenses increased 23% to $6.7 million for the three months ended September 30, 1998 from $5.5 million for the same period in 1997. The increase was principally due to the continued expansion of the Company's direct sales organization, higher sales commission expense resulting from increased revenues, and increased emphasis on performing briefings and other lead generating activities.

     Research and development. Research and development expenses decreased 23% to $402,000 for the three months ended September 30, 1998 from $523,000 for the same three-month period in 1997. The decrease was primarily due to the completion of the development of the basic functionality of GigaWeb in 1997.

     General and administrative. General and administrative expenses increased 40% to $1.6 million for the three months ended September 30, 1998 from $1.2 million for the same period in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

     Depreciation and amortization. Depreciation and amortization expense decreased 34% to $321,000 for the three months ended September 30, 1998 from $490,000 for the same period in 1997. The decrease was primarily due to cessation of goodwill and leasehold amortization charges in 1998 partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

     Interest income and expense. Interest income increased to $270,000 for the three months ended September 30, 1998 from $48,000 for the same period in 1997 due to greater cash balances available for investment. Interest expense increased to $1.1 million from $88,000 for the same period in 1997 due to long-term equipment financing entered into by the Company in September 1997, interest paid pursuant to $10.0 million in Bridge Notes issued in April 1998, and a non-cash charge of $137,000 for accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants.

    Foreign exchange gain/(loss). Foreign exchange gains increased to $195,000 for the three months ended September 30, 1998 from $29,000 for the same period in 1997 due primarily to unrealized gains caused by strengthening of the British Pound, the German Mark and the French Franc versus the U.S. Dollar.

    Extraordinary item. An Extraordinary, non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants. The accretion charges were accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998, upon completion of the Offering and in accordance with the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997


    Revenues. Total revenues increased 108% to $26.4 million for the nine months ended September 30,1998 from $12.7 million for the same period in 1997. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

    Revenues from Continuous Information Services increased 137% to $22.6 million for the nine months ended September 30, 1998 from $9.5 million for the same period in 1997. The increase in revenues was primarily due to growing market acceptance of Giga's services and continued expansion of the Company's sales force.

     Revenues from Other Services increased 27% to $3.6 million for the nine months ended September 30, 1998 from $2.9 million for the same period in 1997. The increase was primarily due to higher revenues generated from the planned expansion of the Company's events and conferences activities and increased attendance at the Company's premier conference, GigaWorld IT Forum, partially offset by a decrease in consulting revenues associated with the phase-out of certain consulting services.

      Revenues from Publications decreased 47% to $161,000 for the nine months ended September 30, 1998 from $303,000 for the same period in 1997. The decrease was due to a de-emphasis on this business activity and the discontinuance of two publications in the second quarter of 1997.

     Cost of services. Cost of services increased 43% to $14.0 million for the nine months ended September 30, 1998 from $9.8 million for the same period in 1997. The increase in costs was primarily due to the expansion of analyst staff and additional staff hired for newly created field analyst positions to support an increased customer base, increased costs in support of expanded offerings of events and conferences, and other expenses associated with providing Continuous Information Services.

     Cost of publications. Cost of publications increased 200% to $300,000 for the nine months ended September 30, 1998 from $100,000 for the same period in 1997. The increase in expense was primarily attributable to non-recurring gains recorded in the second quarter of 1997 resulting from the disposition of two publications.

      Sales and marketing. Sales and marketing expenses increased 28% to $19.1 million for the nine months ended September 30, 1998 from $14.9 million for the same period in 1997. The increase was principally due to the continued expansion of the Company's direct sales organization, higher sales commission expense resulting from increased revenues, and increased emphasis on performing briefings and other lead generation activities.

     Research and development. Research and development expenses decreased 41% to $1.0 million for the nine months ended September 30, 1998 from $1.8 million for the same nine-month period in 1997. The decrease was primarily due to the completion of the development of the basic functionality of GigaWeb in 1997.

    General and administrative. General and administrative expenses increased 40% to $4.7 million for the nine months ended September 30, 1998 from $3.4 million for the same period in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

     Depreciation and amortization. Depreciation and amortization expense decreased 30% to $1.1 million for the nine months ended September 30, 1998 from $1.6 million for the same period in 1997. The decrease was primarily due to cessation of goodwill and leasehold amortization charges in 1998 partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

     Interest income and expense. Interest income increased to $429,000 for the nine months ended September 30, 1998 from $223,000 for the same period in 1997 due to higher average cash balances available for investment, particularly in the third quarter of 1998. Interest expense increased to $1.9 million from $129,000 for the same period in 1997 due to long-term equipment financing entered into by the Company in September 1997, interest paid pursuant to $10.0 million in Bridge Notes issued in April 1998, and a non-cash charge of $475,000 for accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants.

    Foreign exchange gain/(loss). Foreign exchange gain/(loss) improved to a $245,000 gain for the nine months ended September 30, 1998 from a $302,000 loss for the same period in 1997 due primarily to unrealized gains caused by strengthening of the British Pound, the German Mark and the French Franc versus the U.S. dollar.

    Extraordinary item. An Extraordinary, non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes in conjunction with the fair market valuation of associated Common Stock warrants. The accretion charges were accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998, upon completion of the Offering and in accordance with the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.



LIQUIDITY AND CAPITAL RESOURCES


    Prior to August 1998, the Company funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. The Company received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $80,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, the Company also issued the Bridge Notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of Common Stock at an exercise price of $3.00 per share. The Bridge Notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the Bridge Notes became due and payable upon the consummation of the Offering. On August 4, 1998, warrants to purchase 47,999 shares of Common Stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

    In August 1998, the Company completed its Offering of 3,000,000 shares of Common Stock at $12.50 per share. Net proceeds to the Company aggregated approximately $33.8 million. The Company used $10.2 million of the net proceeds to repay obligations for principal and remaining accrued interest under the Bridge Notes issued in April 1998. Also upon the consummation of the Offering, all outstanding shares of the Company's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of Common Stock.

    At September 30, 1998, the Company had cash, cash equivalents and investments of $26.7 million. During the nine months ended September 30, 1998, the Company's capital expenditures totaled approximately $1.7 million, primarily for computer equipment and applications software. The Company expects that additional purchases of computer equipment will be made as the Company's employee base and customer base grows. As of September 30, 1998, the Company had no material commitments for capital expenditures, and the Company does not currently expect the rate of capital spending to vary significantly through the end of 1999.

     Net cash used by continuing operations was approximately $9.0 million for the nine months ended September 30, 1998, resulting primarily from a net loss of $15.1 million and decreases in accounts payable and accrued liabilities of $829,000, partially offset by a decrease in accounts receivable of $2.2 million and an increase in deferred revenues of $2.7 million. Net cash used in investing activities of approximately $5.9 million for the nine months ended September 30, 1998 was primarily due to purchases of investments in Euro bonds and acquisition of computer equipment and applications software. Cash provided by financing activities of approximately $34.1 million for the nine months ended September 30, 1998, was primarily generated from proceeds of the Offering, issuance of the Bridge Notes and Common Stock warrants, issuance of Series D Convertible Preferred Stock and Series D Preferred Stock warrants and issuance of Common Stock pursuant to stock option exercises, partially offset by repayments of principal on outstanding debt in the amount of $11.7 million, including the repayment of $10.0 million in Bridge Notes.

    The Company believes that the remaining proceeds from the Offering (cash, cash equivalents and investments) and cash generated from operations, after the repayment of debt as it becomes due, will be sufficient to fund the Company's cash needs until at least the end of 1999.

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


YEAR 2000 COMPLIANCE

    The Company has commenced a readiness program to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999. This program is an extension of the Company's ongoing effort to upgrade systems, applications and infrastructure that have been rendered obsolete due to advances in technology and the Company's high growth.

    Prior to the commencement of the Company's Y2K readiness initiative, certain internal business systems critical to the continuing operations of the Company had been identified for replacement due to advances in technology and the Company's growth. In addition, as a result of the Company's Y2K readiness program, internal business systems that may require remediation or replacement specifically due to the Y2K issue have been identified. In either case, the systems ranked highest in priority have either been replaced or scheduled for replacement. The Company estimates that, as of November 4, 1998, the replacement effort was approximately 66% complete for software applications and approximately 33% complete for computer hardware. The Company's objective is to substantially complete the replacement of internal business systems by September 1999. Replacement systems have been developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions including leap year conditions. Newly purchased systems are or will be verified as Y2K compliant by the vendors.

    The Company is behind in its schedule to review older computer hardware, mainly desk-top systems, particularly in its European operations. This equipment is not critical to ongoing business operations. Plans are underway to take inventory of the hardware and assess its compliance. The Company currently estimates that this review will be completed by March 1999 and that the costs of remediation will not be material.

    The Company is in the process of identifying significant service providers, vendors, suppliers and customers believed to be critical to its business operations. The Company plans to take steps to determine their stage of Y2K readiness through questionnaires and other available means.

    The Company presently believes that it may experience some disruption in its business due to the Y2K issue. The Company is dependent on the Internet infrastructure for providing reliable GigaWeb access. GigaWeb is an Internet based information delivery interface and the primary delivery medium for the Company's Continuous Information Services. Year 2000 issues could affect the power grid and communications networks that provide the Internet's infrastructure. The occurrence of such problems would be beyond the Company's control. The possible consequences of the Company or its key suppliers or customers not being Y2K compliant include, but are not limited to, (1) delays in delivery or an inability to deliver its Continuous Information Services, (2) vendor or supplier delays in delivery or an inability to deliver goods or services critical to the Company's continuing operation, (3) delays in or an inability to bill and collect amounts due from customers, and (4) delays in or an inability to remit on the part of Giga's customers. As a result, the business and results of operations could be materially adversely affected by a temporary inability to conduct ordinary business for a period of time after January 1, 2000. However, the Company believes that its actions and plans should significantly reduce the adverse effects of any disruptions.

    Concurrent with its readiness program, the Company is in the process of developing contingency plans in the event of possible interruptions in business operations. These plans may include the complete back up of GigaWeb for quick restoration at alternate geographic sites, and the development of internal diagnostic procedures to quickly identify work-arounds and solutions. Once developed, contingency plans and their related costs will be continuously evaluated and refined as new and additional information becomes available.

    It is currently estimated that the cost of the Company's Y2K efforts will be approximately $315,000 of which $15,000 are costs incurred for the services of outside consultants and advisors, and $300,000 are payroll costs for the Company's systems support and development and asset management groups incurred exclusively in connection with its Y2K efforts. This estimate does not include costs associated with systems previously scheduled for upgrade or replacement. As of September 30, 1998, approximately $80,000 has been spent for the Y2K effort of which $10,000 are costs incurred for the services of outside consultants and advisors, and $70,000 are payroll costs for the Company's systems support and development and asset management groups incurred exclusively in connection with its Y2K efforts. These costs are being expensed as incurred and funded through operating cash flow. These cost estimates do not include the costs associated with contingency plans under development or the costs for computer hardware and software replacement which would normally be capitalized, estimated to be less than $150,000. The estimated costs of the Company's readiness program are subject to change as the program progresses.

PART II - OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

    Recent Sales of Unregistered Securities

    Set forth below is information regarding the number of shares of capital stock and other equity securities issued by the Company during the fiscal quarter ended September 30, 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") . Further included is the consideration, if any, received by the Company for such shares of capital stock and other equity securities. The shares of capital stock and other equity securities issued in the following transactions were offered and sold in reliance upon the exemption from registration under Section 4 (2) of the Securities Act or Regulation D relative to sales by an issuer not involving any public offering, or Rule 701 promulgated under the Securities Act.

1. During the fiscal quarter ended September 30, 1998, the Company issued a total of 5,327 shares of Common Stock pursuant to the exercise of options previously granted to employees under the Company's stock option plans. The weighted average exercise price was $2.42 per share.

2. In August 1998, the Company issued 47,999 shares of Common Stock upon the exercise of warrants at an exercise price of $3.00 per share for cash proceeds of $143,997. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.


    Use of Proceeds

    The Company's Registration Statement on Form S-1 (Registration No. 333-52899), (the "Registration Statement"), relating to the Offering was declared effective by the Securities and Exchange Commission on July 29, 1998. The sale of 3,000,000 shares of the Company's Common Stock, $0.001 par value, at $12.50 per share commenced on July 30, 1998 and has been completed. The managing underwriters for the Offering were Friedman, Billings, Ramsey & Co., Inc. and Prudential Securities Incorporated. The total price to the public was $37.5 million before underwriting discounts and commissions of $2.625 million. Offering expenses are estimated at $1.1 million. All such expenses are direct or indirect payments to others. None of such expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

         As of November 2, 1998, the Company had used a portion of the $33.8 million net proceeds from the Offering to repay the Bridge Notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, the Company had added $13.9 million of such net proceeds to the general funds of the corporation for use as working capital and invested the remaining $9.7 million of the net proceeds in short-term, investment-grade interest-bearing obligations. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or an affiliate of the Company except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and (ii) to meet working capital needs of the Company's subsidiaries, both in the normal course of business.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11       Statement of Computation of Per Share Earnings
         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The registrant filed a copy of the Giga Information Group, Inc. Press Release, dated August 13, 1998, announcing its results of operations for the three and six months ended June 30, 1998 on Form 8-K on August 14, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             GIGA INFORMATION GROUP, INC.

              November 12, 1998               By: /s/ Daniel M. Clarke
                                                  -----------------------------
                                                  Daniel M. Clarke
                                                  Senior Vice President.
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENTS
------            ------------------------

  11              Statement of Computation of Per Share Earnings

  27              Financial Data Schedule