Form 10-K
period 1998-12-31
GIGA INFORMATION GROUP INC
filed 1999-03-31
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

                   For the transition period from ___ to ____
                         Commission file number 0-21529

                          GIGA INFORMATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                             06-1422860
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Longwater Circle                                             02061
Norwell, Massachusetts                                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (781) 982-9500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock; $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $20,245,414. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns more than 10% or more of the outstanding Common Stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

   The number of shares outstanding of the registrant's capital stock as of March 15, 1999 was 9,963,523 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on May 10, 1999. Certain information therein is incorporated by reference into Part III hereof.

                                     PART I

Item 1. Business.


 GENERAL

          Giga Information Group, Inc. ("Giga" or the "Company") provides objective analyses and advice relating to developments and trends in the computing, telecommunications and related industries (collectively, the "Information Technology" or "IT" industries) to assist its customers in making technology-related decisions. IT is critical to the competitiveness and long-term viability of a wide range of organizations. The Company believes information overload, confusion and anxiety exists among IT decision-makers. As a result, an increasing number of organizations are turning to Continuous Information Service ("CIS") providers to monitor and analyze IT developments and to identify trends to support such organization's IT decision-making needs. The Company's Continuous Information Services are available to customers for an annual subscription fee billed and payable in advance. "Advisory Service", the principal CIS offering of the Company, entitles members to (i) access all the Company's advisory service information and analyses, (ii) inquiry privileges and
(iii) participate in briefings, a conference and teleconferences.

         Giga has designed its Advisory Service information to capitalize on the capabilities of the Internet. Advisory Service research is accessed and customized through the Company's intelligent, Internet-based information delivery interface ("GigaWeb"). GigaWeb is designed to make it easy and efficient for a customer to navigate through the full spectrum of Giga's original research and third party content, together with access to human expertise. In addition, the Company maintains an authoring environment and advanced client interface designed for electronic delivery and encourages collaboration among analysts and clients, which is facilitated through the Internet.

         Giga was founded by Gideon I. Gartner, who in 1979 founded Gartner Group, Inc., a CIS provider. Building on his extensive experience and success in the CIS industry, Mr. Gartner formed Giga with the objective of creating a new approach toward addressing the CIS needs of users and vendors of IT products and services. The Company was organized on March 17, 1995.

         In April 1995, the Company acquired BIS Strategic Decisions, Inc. ("BIS") as part of its strategic plan to accelerate the development of its Continuous Information Services business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. In July 1995, the Company acquired a majority equity interest in ExperNet Corporation ("ExperNet"), which was owned by Gideon I. Gartner and David L. Gilmour, each a director and officer of the Company. In December 1995, Giga acquired the remaining equity interest in ExperNet.

         In June 1996, the Company discontinued the BIS market research business. In connection with its Advisory Service, the Company continues to generate revenues from the events businesses acquired as part of the acquisition of BIS, which are reflected in the statements of operations as Other Services. In December 1996, the Company discontinued its econometric forecasting business based in Australia, BIS Shrapnel, and in July 1997, this operation was sold to local management.


CIS MARKET

         The CIS industry emerged in the 1960's in response to the complexity and growth in the IT market. In the early stages of the CIS industry's development, CIS providers primarily produced quantitative analyses of IT industry trends to assist vendors with product planning and formulation of marketing and business strategies. The IT industry continued to rapidly evolve and increasingly became characterized by short product life cycles, highly complex, distributed computing and telecommunications architectures and IT systems made up of hardware and software from a wide variety of vendors. As a result, decision-making by users of IT products and services became increasingly complicated, straining the analytic resources within organizations. In response to this opportunity, a second generation of CIS providers emerged by the 1980's, offering analytical and decision-support information to users, in addition to the quantitative information offered to vendors. These second generation providers continued to be characterized by multiple information service offerings, each of which focused on a specific aspect of the IT industry, such as mainframes, personal computers, operating systems, application development tools or relational databases. Over time, as IT became more complex, the number of such services proliferated.

          In the 1990's, the continuous expansion of technological choices has made IT operations even more complex and diverse, particularly with the migration from legacy mainframe systems to distributed client-server and other architectures and the emergence of the Internet, together with advanced telecommunications offerings. As a result, organizations are increasingly turning to outside consultants for support. In addition to users and vendors, an emerging segment of the CIS market includes business managers, who require increased awareness of IT issues to heighten sensitivity to systems opportunities, and small businesses, which are becoming more reliant on technology.

          The Company believes that the multiple-service model is not well positioned to effectively address the critical and evolving IT needs of modern organizations. Due to the complexity and interrelationships among the various aspects of IT, the Company believes organizations require integrated advice that is not limited to the boundaries of the second-generation model. In addition, since IT solutions also often require practical, hands-on experience, CIS providers must complement the strategy-oriented consultative skills of many of today's industry analysts with pragmatic real-world advice. Due to increasing time and budget pressures, customers must also be able to quickly and efficiently search through the voluminous resources and published content of CIS providers to locate the particular analyses and expertise they require.


THE GIGA SOLUTION

         Giga was founded by Gideon I. Gartner in 1995 with the objective of creating a new approach toward addressing the CIS needs of IT users and vendors. Giga has developed a range of innovative Continuous Information Services, as well as an effective, electronic information delivery mechanism, designed to provide integrated IT analyses and advice.

         Foremost among these innovations is the Company's unified Advisory Service, in which IT research and analysis is offered to customers as a single service intended to encompass the variety of IT coverage offered by other CIS providers through multiple and fragmented services. The Company believes that its Advisory Service (i) delivers the comprehensive viewpoint required by customers, (ii) offers a price/performance advantage over the second generation model since the payment of one subscription fee provides access to all advisory research and (iii) becomes increasingly cost effective over time as new advisory research is added without increased subscription fees.

         Giga's service approach was developed in response to the needs of the CIS market. The Company's unified Advisory Service produces internal benefits which the Company believes allows it to better service its customers, including
(i) flexibility of resource allocation, (ii) an orientation toward internal collaboration and (iii) the development of experienced generalists, who are able to diagnose broad client challenges and communicate effectively with clients. Flexibility of resource allocation allows the Company to allocate its research resources to address subjects of the greatest significance to its customers at any particular time. The Company's orientation toward internal collaboration eliminates the competition among different advisory areas that the Company believes is customary at other IT providers. Instead, the Company encourages its analysts to work together in a multi-disciplinary approach and present a unified view to its customers. The process is also designed to be objective, by virtue of several features built into Giga's methodologies, such as a requirement that analysts articulate balanced opinions that include probabilities of occurrence and alternative viewpoints.. In addition, research is available to clients on a timely basis through GigaWeb's sophisticated authoring technology. The customization features permitted by GigaWeb also make Giga's research more relevant to specific client environments.

         The Company's "Continuous Advisory Consulting" services provide Giga customers with support via an on-going retainer-based consulting arrangement to assess various IT issues, including an organization's strategic technology plan, a vendor's marketing plan, or the implementation issues surrounding a major technology migration. Advisory Consulting is a valuable extension of the Company's client inquiry process, enabling customers to request more in-depth analysis targeted at the application of technology to their specific situation.

         The Company also offers customers its innovative "IT Practice Services" to complement its Advisory Service. Giga employs former IT operating executives to survey leading IT organizations, document the techniques and methods ("best practices") used by IT managers within these organizations, and deliver the results to customers, which can be combined with consulting services. Each of these services focuses on a distinct job function within an IT organization, permitting customers to benchmark their IT practices against those of peers and to obtain new ideas.

         The Company's Continuous Information Services are typically sold under annual contracts that renew automatically unless the customer cancels the subscription. The Company's experience has been that substantial portions of customers renew expiring contracts for an equal or greater level of total CIS fees each year. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview.") The Company prices its services in a manner designed to be competitive in the marketplace. A typical Advisory Service contract currently has an Annualized Value of approximately $37,000 and a typical IT Practice Services contract currently has an Annualized Value of approximately $42,000. The Company defines Annualized Value ("AV") as the cumulative annualized subscription value of the Company's CIS agreements in effect at a given point in time.

         GigaWeb, the Company's Internet-based information delivery interface allows customers to easily and efficiently navigate through the full spectrum of original research and third-party content available through the Advisory Service. Through the use of intelligent software agents, the Company is able to provide customized information to each customer and to allow customers to search for and select the information that is most relevant to their particular needs. GigaWeb also enables collaboration with Giga's clients and maintains rich features, which improve the usability of Giga research. In addition, to complement the Company's research and inquiry access, Advisory Service customers are provided access to ExperNet, the Company's network of external IT practitioners who have practical experience in solving real-world IT problems.

GIGA STRATEGY

         Giga's objective is to become the leading third generation CIS provider, offering a significant price/performance advantage over its competitors. The key elements of Giga's strategy include:

o Utilizing and Enhancing its Price/Performance Advantage. The Company intends to use its price/performance advantage to increase the range of companies which can afford CIS products and services and to allow customers to offer Giga's content for a wider group of employees than has been affordable with competitors' products.

o Leveraging Existing Customer Base. The Company's services are used by over 950 customers worldwide. Giga intends to expand its customer relationships by providing additional services, such as IT Practice Services and Continuous Advisory Consulting. In addition, the Company is focused on increasing the number of Advisory Service subscribers within each customer's organization.

o Expanding and Capitalizing on Worldwide Distribution. Giga has expanded its worldwide sales organization from 49 on December 31, 1996 to 122 on December 31, 1997 and to 146 on December 31, 1998. The Company has entered into agreements with distributors located in Spain, Italy, Israel and Korea and intends to develop additional international distribution arrangements.

PRODUCTS AND SERVICES

         The Company's four principal product and services are (i) Advisory Service, which includes ExperNet, (ii) Continuous Advisory Consulting, (iii) IT Practice Services and (iv) Events and Publications. The Company's services are designed to be accessed through GigaWeb, as well as through published reports and consultation with the Company's analysts and consultants.

Advisory Service

         Advisory Service, the principal CIS offering of the Company, is available to customers for an annual subscription fee billed and payable in advance, which entitles members to (i) access all of the Company's advisory service information and analyses, (ii) inquiry privileges and (iii) participate in briefings, one conference and teleconferences.

         Research

         Giga employs a structured and consistent research methodology. The goal of Giga research is to form original judgments and recommendations to support client decision-making. Research topics are determined in part by examination of customers' needs, which are identified by analysts through direct discussions with clients. The Company's methodology enables it to rapidly analyze IT markets, technologies, vendors, products and user issues. Analysts conduct informal research by surveying the Company's client base and interviewing vendors, consultants and other sources. These activities are supplemented with searches of numerous trade, financial and other third-party source materials compiled by the Company's research center. The Company believes its analysts form original judgments and recommendations by applying their professional experiences to their review of these combined materials. To ensure research quality and consistency, all research is reviewed on an ongoing basis by the Company's research management team, in conjunction with several senior analysts who are designated research leaders.

         The Company seeks to convey relevant and action-oriented information and analyses, as well as practical advice, to its customers through a spectrum of delivery mechanisms, including:

o IdeaBytes. IdeaBytes are one-page, published analyses that are intended to provide customers with quick, up-to-date findings and opinions on current issues that are authored by the Company's analysts.

o Planning Assumptions. Planning Assumptions are multi-page and highly formatted reports that provide customers with in-depth analyses of IT topics and recommendations for action. Planning Assumptions are designed to be responsive to the current needs of the market. Thematic Planning Assumptions address broad IT topics and contain embedded links to supporting research.

o Inquiry Support. The Company maintains a "Knowledge Center," which consists of experienced research support associates who track customer inquiries and direct customers to the appropriate analyst or source of information. Customers also have direct access to the Company's analysts or ExperNet practitioners on-line through GigaWeb.

o GigaTels. GigaTels are audio teleconferences run by the Company's analysts on selected topics and provide an open forum for questions, exchanges and debate. There were 11,859 participants in the 177 hour-long GigaTels held in 1998.

o Third-Party Content. The Company provides customers with access through GigaWeb to publications from information partners such as Dow Jones and Information Access Corporation.

         Giga research topics are typically interdisciplinary, supported by research from multiple analysts that cover different areas of IT. For example, a topic covering enterprise platforms requires research contributions from analysts who cover the mainframe, client-server, wide-area networks, database management systems and operating systems areas, necessitating the active participation of five or more analysts. The Company's research culture is designed to encourage collaboration among analysts.

         Although the Company receives fees for its services from some of the vendors which the Company recommends to its customers, and it may purchase products and services from such vendors, the Company's research function is organizationally independent from the business units responsible for sales of the Company's services and purchases of vendors' products and services. Research objectivity also is maintained through Company policies, which reinforce the independence of the research organization. The Company is not affiliated with any vendors in the IT industry.

         As of December 31, 1998, the Company employed approximately 61 research professionals and plans to hire additional research professionals, as needed. The Company's principal research offices are located in Cambridge, MA, Norwalk, CT and Santa Clara, CA. Giga's analysts average 10 years of experience with backgrounds ranging from consulting to vendor and user professional positions.

         ExperNet

         To complement the Company's research and inquiry access, customers have access through GigaWeb to ExperNet, a worldwide network of over 1,000 pre-qualified, external IT practitioners. These practitioners have current experience in diversified segments of the IT industry, which the Company believes cannot be efficiently covered by the traditional CIS approach, and are available to assist clients in solving real-world IT problems. Each practitioner responds to customer inquiries without charging a fee, in return for access to Giga information.

GigaWeb and Other Delivery Mechanisms

         Advisory Service research is customized in a personalized manner through GigaWeb, the Company's proprietary, Internet-based information delivery interface which provides on-line access to the Company's research reports, third-party content, analysts and ExperNet. GigaWeb makes it possible for members to obtain both a unified and complete view across all of Giga's advisory content while matching customers' specific needs as determined by self-administered profiles and prior inquiries. GigaWeb is designed to make it easy and efficient for a customer to navigate through the full spectrum of Giga's original research and third-party content, together with access to human expertise. Subscribers to Advisory Service are provided with a personalized home page (the 'Virtual Office') which is accessed through Giga's password-protected Internet site using a Web browser.

         GigaWeb enables customers to search for relevant information using word searches. Based on the individualized customer profile, GigaWeb automatically selects the particular subset of Giga research and third-party content most relevant to the customer and delivers it to the customer's Virtual Office or via e-mail. In addition, customers who have shared objectives or interests can interact with each other, as well as with Giga analysts and ExperNet practitioners, through on-line discussion groups. Advisory Service clients may provide GigaWeb access to large numbers of their IT professionals via content-only seats and various site license practices.

          The Company also has installed its content as an additional deliverable on several corporate intranets, and expects the volume of such installations to increase substantially. This service is called IntraGiga. For those companies utilizing Lotus Notes, Giga offers access to its research via GigaNotes. Customers can also request that Giga's research be provided via hard copy.

Continuous Advisory Consulting

         The Company's Continuous Advisory Consulting services provide Giga customers with support such as assessments of an organization's strategic technology plan, or the implementation issues surrounding a major technology migration or a vendor's marketing plan. Advisory Consulting is a valuable extension of the Company's client inquiry process, enabling customers to request more in-depth analysis targeted at the application of technology to their specific situation. When a customer inquiry requires on-going or periodic assessments and updates, Giga analysts may construct a scheduled advisory program.

IT Practice Services

         The Company believes that its IT Practice Services enable Giga customers to be more effective in solving IT problems by leveraging the best practices of their peers. Senior Giga advisors with strong IT and management expertise document the successful operating practices and techniques of IT managers in a concise reference book. The insights gained from these best practices are interpreted by the advisors and tailored to fit in the context of the customer's organization. IT Practice Services are designed for specific job functions found within the IT organization and address the issues that such individuals must solve. Currently, the Company offers IT Practice Services in four areas: Year 2000 Practices, Security Practices, E-Commerce Practices and IT Human Resources Practices. Each IT Practice Service is available for an annual subscription fee. Each customer receives (i) three in-depth studies documenting best practices, (ii) on-site consultations to guide the client in applying the best practices that are most pertinent to the customer and (iii) inquiry access to IT Practice Service advisors.

Events and Publications

         The Company organizes and sponsors a range of events on significant IT industry issues and trends. At GigaWorld IT Forum, the Company's flagship annual conference, Giga analysts present and update their most important research findings and recommendations and meet one-on-one in advisory sessions with clients. Other conferences include the 'Business OnLine Symposia' and the 'Business and Process Workflow' conference series, both held in the United States and Europe annually. In 1998, the Company organized and hosted 17 three-day conferences, and sponsored an additional 11 conferences (hosted by partner organizations).

         The Company produces a series of off-the-shelf publications based on conference topics or current IT issues which are identified through the Advisory Service and marketed to IT professionals. The Company produced nine publications and one newsletter in 1998.


SALES AND MARKETING

          Since inception, the Company has made substantial investments in sales and marketing to sell its services, address additional markets and support its growing customer base. The Company sells its services through a direct sales force located in the United States, Canada, United Kingdom, France, Germany, the Netherlands, Denmark, Sweden and Norway. As of December 31, 1998, the Company's North American field sales representatives numbered 100, an increase from 87 field sales representatives at December 31, 1997 and 42 representatives at December 31, 1996. The Company also had 29 field sales representatives serving Europe, an increase from 19 representatives at December 31, 1997 and 7 representatives at December 31, 1996. The Company also sells its services through independent representatives in Spain, Italy, Israel and Korea. These representatives are compensated based on the contract value of the contracts generated by them. The representatives are involved in other activities related to IT technology, mainly consulting, but they do not represent any products or perform any services that conflict with the Company's services. To date, revenues from these representatives have been insignificant. The Company's internal marketing organization, primarily located in the Company's Norwell, Massachusetts and Norwalk, Connecticut facilities, provides public relations, lead generation, direct mail support and other related services.

         All Giga sales representatives participate in the Company's annual sales compensation plan. Commissions are paid monthly based upon attainment of quotas versus established quotas. Additional bonuses and other incentives are paid for meeting and/or exceeding certain established targets and for special promotions.

         The Company has over 950 enterprises as clients. No single customer accounted for over 3% of the Company's revenues for the year ended December 31, 1998.


COMPETITION

         The Company competes in the IT market directly with other independent providers of Continuous Information Services, including Gartner Group, META Group, Inc. and Forrester Research Inc., and the internal planning, research and marketing staffs of corporations and IT vendors. The Company also competes with other information providers, including market research firms, 'Big Five' accounting firms, consulting firms and systems integrators. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than the Company. Some of the Company's direct and indirect competitors also have established research organizations with greater market recognition and experience in the IT industry.


EMPLOYEES

         As of December 31, 1998, the Company employed 358 persons, including 108 in research and research support, 27 in events and publications, 158 in sales and marketing, 8 in research and development and 57 in administration. Of such employees, 99 are located in the Company's Norwell facility, 97 are located in the Company's other domestic facilities, 65 are located internationally and 97 work from their homes. None of the Company's employees are represented by a collective bargaining arrangement and the Company believes its relationship with its employees is good.


TRADEMARKS

         Giga Giga Information Group (and design)(R), Giga Advisory Service(R), GigaWeb(R), GigaTel(R) and GigaNotes(R), are registered trademarks of the Company. The Company uses several trademarks, including Gigabots(TM), GigaWorld IT Forum(TM), IntraGiga(TM), IdeaBytes(TM) and ExperNet(TM). All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORICAL FACTS MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING THE COMPANY'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF THE COMPANY, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K.

Item 2. Properties.

         The Company's headquarters are located in Norwell, Massachusetts and consist of approximately 27,000 square feet. This facility and the Company's approximately 8,000 square feet in its Cambridge, Massachusetts facility together accommodate corporate administration, research and analysis, marketing and sales and customer support. The lease on the Cambridge facility expires in November 2000 and the lease on the Norwell facility was recently renewed and expires in June 2001. The Company also leases office space for its research, and sales and marketing efforts in four other U.S. and three primary international locations. The Company believes that additional facilities will be available in the future on commercially reasonable terms to meet future needs.


Item 3. Legal Proceedings.

         Giga Media BV, the owner of a Benelux trademark registration for the trademark GIGA MEDIA, filed a lawsuit (docket number 81567 AL/98-509HH) on March 12, 1998 against the Company alleging tradename infringement, and requesting a court order requiring the Company to use an alternative tradename to Giga Information Group in the Netherlands. The matter is pending before the Cantonal Judge at Haarlem, the Netherlands. Although the Company is contesting this lawsuit, there can be no assurance that it will result in a decision that is favorable to the Company.

         In addition to the proceeding described above, the Company from time to time is involved in certain other litigation arising in the normal course of its business. The Company does not believe that any such litigation, alone or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.


Executive Officers of the Company

         The following table sets forth certain information as of March 22, 1999 concerning executive officers of the Company.

Name                                 Age    Position
----                                 ---    --------
Gideon I. Gartner                     64    Chairman of the Board of Directors, President and Chief
                                            Executive Officer
James C. R. Graham                    48    Executive Vice President and Chief Research Officer
Daniel M. Clarke                      52    Senior Vice President, Chief Financial Officer, Treasurer and
                                            Secretary
Michael R. Mooradian                  40    Senior Vice President, North American Field Operations


         Mr. Gartner has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in March 1995. In October 1997, he was also elected President. From 1993 to 1994, he was a private investor. From 1991 to 1992, he served as Chairman, and from 1979 to 1991 he served as President, Chairman and Chief Executive Officer of Gartner Group, Inc., an information technology company which he founded. In 1984, Mr. Gartner founded Gartner Securities Corp., which changed its name to Soundview Financial Group; Mr. Gartner served as chairman of this company through 1991. From 1972 to 1979, he served as a technology analyst and subsequently as a partner at Oppenheimer & Co. Inc., an entity engaged in the financial services business. Mr. Gartner received his B.S. in engineering from Massachusetts Institute of Technology ("MIT") and received a M.S. in management from MIT's Sloan School of Management.

         Mr. Graham has served as Executive Vice President of the Company since October 1997. Prior to joining Giga, he was Vice President, Information Systems of United States Fidelity & Guaranty Corporation, an insurance company, from 1994 to October 1997. From 1990 to 1994, he was Vice President, Marketing and Product Management at Seer Technologies, a software company. From 1987 to 1990, Mr. Graham was Vice President, Software Engineering Strategies at Gartner Group, Inc. From 1982 to 1986, he was Executive Vice President of VenturCom, a software company that he founded. Prior to that he was an Economic Advisor at The Business Roundtable from 1977 to 1980. From 1976 to 1977, Mr. Graham was the Special Assistant to the U.S. Secretary of Commerce and, from 1974 to 1976, he was the Vice President and Executive Secretary of Industrial Energy Users Forum. Mr. Graham received a B.A. in logic from Georgetown University and a M.S. in finance and economics from MIT's Sloan School of Management.

          Mr. Clarke has served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary since September 1997. From July 1996 to August 1997, Mr. Clarke served as Vice President, Finance and Administration and Chief Financial Officer for Dataware Technologies, Inc., a provider of software for professional electronic publishing and knowledge management. From January 1995 to June 1996, Mr. Clarke was an independent financial consultant. From 1990 to December 1995, Mr. Clarke was an executive officer of Xyvision, Inc., a software and services company that develops and markets advanced software for document management, publishing and prepress. He served as Vice President, Chief Financial Officer and Secretary of Xyvision until January 1994, and as President and Chief Operating Officer from February 1994. From 1981 to 1989, Mr. Clarke served in a variety of senior management positions with BBN Corporation, a diversified high technology company. Mr. Clarke holds a B.S. Degree from Rensselaer Polytechnic Institute and a M.B.A. from Harvard Business School.

          Mr. Mooradian has served as Senior Vice President, North America Field Operations of the Company since January 1999. He served as Senior Vice President, Worldwide Sales from August 1997 to December 1998. From August 1996 to August 1997, Mr. Mooradian served as Regional Vice President of Giga's central region. From January 1996 to July 1996, he served as Vice President of Sales, North America for Timeline, Inc., a developer of client/server, financial management and reporting systems. From 1991 to January 1996, he held several management positions at Comshare, a decision support software company. From 1989 to 1991, he served as a sales representative for Ross Systems, Inc., a financial systems integrator. From 1987 to 1989, he served as a sales representative for Corporate Class Software, Inc., a software company. From 1985 to 1986, he served as a sales representative for Information Resources, Inc., a software company, and, from 1984 to 1985, as a sales representative for Hewlett-Packard. Mr. Mooradian received a B.S. in Business Administration from DePaul University.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Since July 30, 1998, the Company's common stock has been listed for trading on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "GIGX". Prior to July 30, 1998 there was no established public trading market for the Company's common stock. The following table sets forth the high and low sales prices as reported by Nasdaq for each quarterly fiscal period during the fiscal year ended December 31, 1998.

                                                Fiscal Year 1998
                                           ---------------------------
                                              High            Low
                                           ------------   ------------
Third Quarter ended September 30
      (commencing July 30th)                 $13.25         $3.875
Fourth Quarter ended December 31             $4.875         $2.625


         As of March 15, 1999, there were approximately 200 holders of record (1,139 beneficial owners) of the Company's common stock and the reported closing price on that date was $3.875 per share.

         As of December 31, 1998, the Company had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future.

Use of Proceeds

         The Company's Registration Statement on Form S-1 (Registration No. 333-52899), (the "Registration Statement"), relating to its initial public offering ("the Offering") was declared effective by the Securities and Exchange Commission on July 29, 1998. The sale of 3,000,000 shares of the Company's common stock, $0.001 par value, at $12.50 per share commenced on July 30, 1998 and has been completed. The managing underwriters for the Offering were Friedman, Billings, Ramsey & Co., Inc. and Prudential Securities Incorporated. The total price to the public was $37.5 million before underwriting discounts and commissions of $2.625 million and offering expenses of $1.082 million. All such expenses are direct or indirect payments to others. None of such expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

         As of February 28, 1999, the Company had used a portion of the $33.8 million net proceeds from the Offering to repay notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, the Company had added $18.3 million of such net proceeds to the general funds of the corporation for use as working capital and had invested the remaining $5.3 million of the net proceeds in short-term, investment-grade interest-bearing obligations. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or an affiliate of the Company except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and (ii) to meet working capital needs of the Company's subsidiaries, both in the normal course of business.


Item 6.   Selected Consolidated Financial Data.

The following table summarizes recent financial information for the Company. For further information, refer to Part II, Item 8. Consolidated Financial Statements and Supplementary Data.

                          GIGA INFORMATION GROUP, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (In thousands, except share and per share data)

                                            Company                                                        Predecessor Companies (2)
                                          -------------------------------------------------                -------------------------

                                          Year Ended                            March 17      Pro Forma     January 1        Year
                                          December 31,                             to        Year Ended        to           Ended
                                          ------------------------------------ December 31,  December 31,   April 5,    December 31,
                                             1998        1997        1996         1995        1995 (1)        1995          1994
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
     Continuous information services         $ 31,789    $ 14,600     $ 3,149          $ -           $ -           $ -          $ -
     Other services                             6,751       4,715       6,043        5,517         8,543         1,833        7,366
     Publications                                 219         344         946        1,442         1,725           283          800
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------
         Total revenues                        38,759      19,659      10,138        6,959        10,268         2,116        8,166
------------------------------------------------------------------------------------------------------------------------------------

     Loss from continuing operations
        before income taxes (benefit)         (17,985)    (23,771)    (23,193)      (6,459)       (7,568)         (716)      (5,761)
Benefit from income taxes                          36        (641)       (491)      (1,093)       (1,311)         (213)      (1,098)
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------
     Loss from continuing operations          (18,021)    (23,130)    (22,702)      (5,366)       (6,257)         (503)      (4,663)
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------

     Income (loss) from discontinued
        operations                                  -       1,313      (2,688)       1,644         2,251           651       (1,870)
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------

     Loss before extraordinary item           (18,021)    (21,817)    (25,390)      (3,722)       (4,006)          148       (6,533)
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------

     Extraordinary item (net of tax
        effect)                                  (707)          -           -            -             -             -            -
                                          ------------  ----------  ---------- ------------  ------------  ------------  -----------

Net income (loss)                            $(18,728)   $(21,817)   $(25,390)    $ (3,722)     $ (4,006)        $ 148     $ (6,533)
                                          ============  ==========  ========== ============  ============  ============  ===========

------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE (3):
Historical results per common and
     common equivalent share (basic and
       diluted):
         Loss from continuing operations      $ (3.36)   $ (11.16)   $ (11.21)     $ (4.02)
         Income (loss) from discontinued
           operations                                        0.63       (1.33)        1.23
         Extraordinary item                     (0.13)          -           -            -
                                          ------------  ----------  ---------- ------------
         Net income (loss)                    $ (3.49)   $ (10.53)   $ (12.54)     $ (2.79)
                                          ============  ==========  ========== ============
Historical weighted average common and
     common equivalent shares outstanding:  5,365,202   2,072,837   2,024,771    1,332,853
                                          ============  ==========  ========== ============

------------------------------------------------------------------------------------------------------------------------------------

(1) The pro forma results reflect the results of operations as if the acquisitions of BIS and Expernet had ocurred on January 1, 1995. See Note 3 of Notes to Consolidated Financial Statements.
(2) Predecessor Companies are comprised of BIS Strategic Decisions, Inc. and its affiliates.
(3) All share and per share amounts have been adjusted for the one-for-three reverse stock split effective July 29, 1998.

                          GIGA INFORMATION GROUP, INC.
                SELECTED CONSOLIDATED FINANCIAL DATA - continued
                (In thousands, except share and per share data)

                                                                                                                 Predecessor
                                                         Company                                                 Company (2)
                                                        ------------------------------------------------------
                                                        December 31,                                             December 31,
                                                        ------------------------------------------------------
                                                           1998          1997          1996          1995           1994
                                                        -----------   ------------  ------------  ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, and marketable securities      $ 21,057        $ 3,539       $ 8,286      $ 16,876        $ 1,693
Accounts receivable, billed and unbilled, net               19,623         13,688         5,276         1,663          2,290
Other current assets                                         4,911          3,753         1,753         1,224            266
                                                        -----------   ------------  ------------  ------------   ------------
     Total current assets                                   45,591         20,980        15,315        19,763          4,249
Property and equipment, intangibles, and other assets        3,622          2,043         4,364         5,070          3,260
                                                        -----------   ------------  ------------  ------------   ------------
Total Assets                                              $ 49,213       $ 23,023      $ 19,679      $ 24,833        $ 7,509
                                                        ===========   ============  ============  ============   ============

Current portion of long-term obligations                     $ 461        $ 1,526             - #           -              -
Deferred revenues                                           29,470         20,604         6,832         2,201          1,232
Other current liabilities                                    9,432          9,046         8,363         6,013          4,520
                                                        -----------   ------------  ------------  ------------   ------------
     Total current liabilities                              39,363         31,176        15,195         8,214          5,752
Long term obligations, less current portion                    444            937         1,511         1,437              -
Net liabilities of discontinued operations, non-current          -              -         1,307           210              -
Total stockholders' equity (deficit)                         9,406         (9,090)        1,666        14,972          1,757
                                                        -----------   ------------  ------------  ------------   ------------
Total liabilities and stockholders' equity (deficit)      $ 49,213       $ 23,023      $ 19,679      $ 24,833        $ 7,509
                                                        ===========   ============  ============  ============   ============

-----------------------------------------------------------------------------------------------------------------------------
ANNUALIZED VALUE (4):

Annualized Value at December 31                           $ 43,799       $ 26,619       $ 9,339
                                                        ===========   ============  ============

-----------------------------------------------------------------------------------------------------------------------------

(2) Predecessor Companies are comprised of BIS Strategic Decisions, Inc. and its affiliates.

(4) Annualized value, as measured by the Company, represents the cumulative annualized subscription value of the Company's Continuous Information Services agreements in effect at a given point in time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors including the following: the Company's prior losses and anticipation of future losses; the Company's need to attract and retain qualified personnel; the Company's dependence on sales and renewals of subscription-based services; the Company's ability to achieve and sustain high renewal rates; the Company's ability to manage and sustain growth; the Company's future capital needs and the risks of working capital deficiency; the Company's dependence on key personnel; competition; the risks associated with the development of new services and products; the potential for significant fluctuations in quarterly operating results; continued market acceptance and demand for Giga services; uncertainties relating to proprietary rights; the Company's dependence on the Internet infrastructure; the risk of system failure; the risks related to content; and the risks associated with international operations. In evaluating such forward looking statements, as well as the future prospects of the Company, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.


ORGANIZATION OF THE COMPANY AND FINANCIAL STATEMENT PRESENTATION

         The Company was organized on March 17, 1995. In April 1995, the Company acquired BIS as part of its strategic plan to accelerate the development of its Continuous Information Services business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. In July 1995, the Company acquired a majority equity interest in ExperNet, which was owned by Gideon I. Gartner and David L. Gilmour, each a director and officer of the Company, and, in December 1995, acquired the remaining equity interest.

         This Annual Report on Form 10-K includes selected consolidated financial data (refer to Item 6. Selected Consolidated Financial Data) for BIS, as the predecessor to the Company, for the year ended December 31, 1994 and the period January 1, 1995 through April 5, 1995, the date of acquisition by the Company. The periods covered by the financial statements of the Company commence on March 17, 1995, the date of its incorporation, and include the results of operations of BIS from April 5, 1995 and the results of operations of ExperNet from July 6, 1995, their respective dates of acquisition. Results of operations of ExperNet are not included in results of Predecessor Companies, which are solely the results of BIS. The acquisition of BIS was accounted for under the purchase method; accordingly, acquired assets were recorded at their estimated fair values and related goodwill of approximately $3.1 million was also recorded and was amortized over two years. The acquisition of ExperNet was also accounted for as a purchase with the related goodwill of approximately $1.4 million amortized over five years. During 1997, the unamortized portion of the goodwill relating to the ExperNet acquisition was written off, resulting in a charge to amortization expense of $1.0 million.

         In June 1996, the Company discontinued the BIS market research business. Results of operations from the discontinued BIS market research business are reflected as discontinued operations in the Company's financial statements. The Company continues to generate revenues from the events businesses acquired as part of the acquisition of BIS, which are reflected in the statements of operations as Other Services. As a result of the discontinuance of the BIS market research business, Giga recorded a charge, net of taxes, of approximately $2.3 million in the year ended December 31, 1996. The Company entered into agreements with two unrelated parties, which have assumed responsibility for fulfillment of the Company's obligations to former BIS customers in exchange for a share of the deferred revenues recorded by Giga with respect to such customers. In 1997, the Company recorded a gain of approximately $1.1 million comprised mainly of a reversal of the provision for future lease commitments and related expenses for two facilities in England and the provision which was established for refunds to potentially dissatisfied customers. The Company does not consider the historical results of BIS operations, which have been discontinued, to be meaningful or indicative of the Company's future results of operations.

         In December 1996, the Company discontinued its econometric forecasting business based in Australia, BIS Shrapnel, in anticipation of selling the business to local management. The Company recorded a provision of $160,000 in 1996 for anticipated operating losses prior to the completion of the sale by the Company. In July 1997, the operations were sold to local management for approximately $293,000 in cash, and a gain of approximately $212,000, net of taxes, was recorded and is reflected in disposal of discontinued operations. All liabilities and business risks were transferred to the local management of BIS Shrapnel. Results of operations from the discontinued BIS Shrapnel business are included among discontinued operations in the Company's financial statements.

OVERVIEW

         Giga is an information technology (IT) research and advisory firm offering objective analysis and advice to help clients make sound technology-related decisions. The Company's research focus is on helping companies integrate their businesses with the Internet; it also covers other issues pertaining to the computing, telecommunications and related industries. The Company's four principal products and services are (i) Advisory Service,
(ii) IT Practice Services, (iii) Continuous Advisory Consulting and (iv) Events and Publications. The Company provides its services primarily through GigaWeb, its intelligent Internet-based information delivery interface.

         The Company introduced its Advisory Service and GigaWeb in April 1996. In July 1996, the Company introduced its IT Practice Services. Advisory Consulting was introduced in September 1997. The Company's Events and Publications product line was acquired with the acquisition of BIS in April 1995. For financial reporting purposes, revenues from (i) Advisory Service, IT Practice Services and Continuous Advisory Consulting are aggregated into Continuous Information Services, (ii) Events and other services, principally consulting, are aggregated into Other Services and (iii) Publications are listed separately. The Company expects that CIS revenues will continue to increase as a percentage of its total revenues.

         The Company's Continuous Information Services are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A small number of CIS contracts, however, are billed quarterly. Amounts received in advance of services provided are reflected in the Company's financial statements as deferred revenues and are recognized monthly on a prorata basis over the term of the contract. Revenues from Other Services are recognized as follows: events as they occur and consulting as such services are performed. Revenues from Publications are recognized when publications are delivered. Unbilled receivables are primarily generated as a result of contractual quarterly billing terms offered in connection with the Company's Continuous Information Services. The Company also records the related commission obligation upon acceptance of a CIS contract and amortizes the corresponding deferred commission over the contract period in which the related CIS revenues are earned. With the consistent application of these accounting policies as well as growth in CIS contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

         Essentially all of the Company's current international operations are located in the European Community and Canada. The Company operates in the European Union primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries in the European Community as well. In Canada, the Company utilizes a full-scale field sales force and provides business support to these salespersons through its operations in the United States. Substantially all of the Company's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of the Company's revenues from Canada are denominated in U.S. dollars. The Company has begun marketing in Israel, Korea and Italy through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies inherently have financial risk. To date, however, the Company's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. The Company does not currently hedge its exposure to foreign currency adjustments.

         The Company believes that a leading measure of the volume of its CIS business is the annualized value ("Annualized Value" or "AV") of its Continuous Information Services agreements in effect at a given point in time. The Company calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. Annualized Value at December 31, 1998 increased 65% to $43.8 million from $26.6 million at December 31, 1997, while Annualized Value per client increased 31% to $46,000 at December 31, 1998 from $35,200 at December 31, 1997. Growth rates of AV declined during the third and fourth quarters of 1998 as compared to the same periods of 1997, primarily because selling cycles lengthened and new opportunities were postponed in response to uncertainties in financial markets and economic indicators. The decline in business from new customers was offset by upgrades to existing customer contracts. Price pressure has also increased as the Company's competitors have adjusted their prices in response to what Giga believes is the superior value of its services.

          The Company also measures its performance on the basis of Net Annualized Value Increase ("NAVI") which is calculated on the basis of new agreements plus upgrades, net of downgrades and cancellations. The sum of all past NAVI equals Annualized Value. NAVI for a period can also be derived by subtracting AV at the beginning of the period from AV at the end of the period. Because of this simple calculation, the Company does not generally report explicit NAVI data.

         A majority of the Company's annual contracts renew automatically unless the customer cancels the subscription. The Company's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total CIS fees each year. Approximately 21% of contract value up for renewal in 1998 cancelled, discontinuing all Continuous Information Services, as compared to 24% in 1997. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. The Company believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful due in part to the Company's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of the Company's major competitors.

         Historically, a substantial portion of NAVI for a given year has been generated by the Company in the last two calendar quarters, and particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end.

         The Company's operating expenses consist of cost of services, cost of publications, selling and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of the Company's Continuous Information Services and other services including personnel expenses for analysts and other personnel, direct expenses for events and conferences, and royalties to third party information providers. Cost of publications consists of expenses to create, print and distribute publications. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the administrative functions of the Company.

         Since its inception, the Company has incurred substantial costs to develop its Continuous Information Services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. The Company expects to incur significant losses through at least fiscal 1999 as the Company continues to expand and develop its services, products and infrastructure.

         The Company has incurred substantial tax loss carryforwards since inception, and acquired tax loss carryforwards with its acquisition of BIS, all of which totaled approximately $61 million in the aggregate at December 31, 1998. Due to the magnitude of these existing tax loss carryforwards, the continuing anticipated losses through at least 1999 and the substantial uncertainties associated with its business, the Company is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues:

                                                         1998           1997           1996
                                                     ------------   ------------   ------------
Revenues:
    Continuous information services                          82%            74%            31%
    Other services                                           17%            24%            60%
    Publications                                              1%             2%             9%
                                                     ------------   ------------   ------------

       Total revenues                                       100%           100%           100%
                                                     ------------   ------------   ------------

Costs and expenses:
    Cost of services                                         51%            63%           122%
    Cost of publications                                      1%             1%             8%
    Sales and marketing                                      70%           100%            66%
    Research and development                                  3%            10%            18%
    General and administrative                               17%            31%            94%
    Depreciation and amortization                             4%            14%            23%
                                                     ------------   ------------   ------------

       Total costs and expenses                             146%           219%           331%
                                                     ------------   ------------   ------------

    Loss from operations                                    (46%)         (119%)         (231%)

Interest income                                               2%             1%             5%
Interest expense                                             (3%)           (1%)           (1%)
Foreign exchange gain/(loss)                                  1%            (2%)           (2%)
                                                     ------------   ------------   ------------

    Loss from operations before income taxes                (46%)         (121%)         (229%)
Income tax (benefit) charge                                    -            (3%)           (5%)
                                                     ------------   ------------   ------------

    Loss from continuing operations                         (46%)         (118%)         (224%)

    Income (loss) from discontinued operations                 -             7%           (26%)
                                                     ------------   ------------   ------------

    Loss before extraordinary item                          (46%)         (111%)         (250%)

    Extraordinary item                                       (2%)             -              -
                                                     ------------   ------------   ------------

    Net loss                                                (48%)         (111%)         (250%)
                                                     ============   ============   ============

         In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

FOR THE YEAR ENDED DECEMBER 31, 1998 VERSUS THE YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenues increased 97% to $38.8 million in 1998 from $19.7 million in 1997. The increase in total revenues was primarily due to increased revenues from Continuous Information Services, but also to an increase in revenues from events.

         Revenues from Continuous Information Services increased 118% to $31.8 million in 1998 from $14.6 million in 1997 and comprised 82% and 74% of total revenues in 1998 and 1997, respectively. The increase in revenues was primarily due to growing market acceptance of Giga's services as evidenced by a 185% increase in Annualized Value in 1997 which serves as a basis for 1998 revenues, the increase in the average installed value per client from $35,200 at December 31, 1997 to $46,000 at December 31, 1998, and strong growth in international markets and Continuous Advisory Consulting.

         Revenues from Other Services increased 43% to $6.8 million in 1998 from $4.7 million in 1997 and comprised 17% and 24% of total revenues in 1998 and 1997, respectively. The increase was primarily due to higher revenues generated from the planned expansion of the Company's events and conferences activities and increased attendance at the Company's flagship conference, GigaWorld IT Forum. This increase was partially offset by a decrease in consulting revenues associated with the phase-out of certain consulting services.

         Revenues from Publications decreased 36% to $219,000 in 1998 from $344,000 in 1997. The decrease was primarily due to a de-emphasis on this business activity.

           Cost of services. Cost of services increased 57% to $19.6 million in 1998 from $12.5 million in 1997. The increase in costs in 1998 was primarily due to additional staff hired for analyst and field analyst positions to support a larger customer base, increased costs in support of expanded offerings in events and conferences, and other expenses associated with providing Continuous Information Services to the Company's growing customer base.

         Cost of publications. Cost of publications increased 134% to $407,000 from $174,000 in 1997. The increase in expense was primarily attributable to greater personnel and production costs in 1998 and lower expenses in 1997 resulting from non-recurring gains from the disposition of two publications.

         Sales and marketing. Sales and marketing expenses increased 38% to $27.0 million in 1998 from $19.6 million in 1997. The increase was primarily due to the expansion of the Company's direct sales organization, higher sales commission expense resulting from increased revenues and increased emphasis on performing briefings and other lead generation activities.

         Research and development. Research and development decreased 40% to $1.2 million in 1998 from $2.0 million in 1997. The decrease in 1998 was primarily due to completion of the development of GigaWeb's basic functionality in 1997.

         General and administrative. General and administrative expenses increased 12% to $6.8 million in 1998 from $6.1 million in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

         Depreciation and amortization. Depreciation and amortization expenses decreased 48% to $1.5 million in 1998 from $2.8 million in 1997. The decrease was primarily due to cessation of goodwill and leasehold amortization charges in 1998, which were partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

         Interest income and expense. Interest income increased to $736,000 in 1998 from $277,000 in 1997 due to higher average cash balances available for investment, particularly in the third and fourth quarters of 1998 subsequent to the Company's Offering. Interest expense increased to $1.3 million in 1998 from $235,000 in 1997. This increase is primarily due to interest charges on $10.0 million in notes payable ("Bridge Notes") issued in April 1998 pursuant to the terms of the Loan and Warrant Purchase Agreement for bridge financing prior to the Company's Offering. These interest charges included cash payments in the amount of $390,000 and a non-cash charge of $475,000 for accretion of the discount recorded to the Bridge Notes to value the common stock warrants issued in conjunction with the Bridge Notes at fair market value. The Bridge Notes were repaid in full in August 1998 (see discussion of the extraordinary item below). Additional interest costs were incurred in 1998 on long-term equipment financing secured by the Company in the fourth quarter of 1997.

         Foreign exchange gain/(loss). Foreign exchange gain/(loss) improved in 1998 to a $306,000 gain from a $375,000 loss in 1997 due primarily to unrealized gains caused by strengthening of the British Pound, the German Mark and the French Franc versus the U.S. dollar.

         Discontinued operations. In 1997, the Company recorded income, net of taxes, of $1.3 million principally from the settlement of a liability relating to a long-term, foreign lease and reversal of the provision established for refunds to potentially dissatisfied customers, all of which had been part of charges recorded in 1996 to discontinue the Company's BIS market research business. Also in 1997, the Company recognized a gain on the sale of its discontinued econometric forecasting business, BIS Shrapnel, in the amount of $212,000.

         Extraordinary item. An extraordinary, non-cash charge of $707,000, net of taxes, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes issued in April 1998 (see discussion of interest income and expense above). The discount was recorded to value the common stock warrants issued in conjunction with the Bridge Notes at fair market value. Accretion charges were accelerated from future periods due to repayment of the Bridge Notes, in accordance with the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes, on August 4, 1998, upon completion of the Company's Offering.


FOR THE YEAR ENDED DECEMBER 31, 1997 VERSUS THE YEAR ENDED DECEMBER 31, 1996

         Revenues. Total revenues increased 94% to $19.7 million in 1997 from $10.1million in 1996. The change in total revenues was primarily due to increased revenues from Continuous Information Services, offset by decreased revenues from Other Services.

         Revenues from Continuous Information Services increased 364% to $14.6 million in 1997 from $3.1 million in 1996. The Company began marketing its Continuous Information Services in April 1996. The increase in revenues was primarily due to growing market acceptance of Giga's services and expansion of the Company's sales force.

         Revenues from Other Services decreased 22% to $4.7 million in 1997 from $6.0 million in 1996. The decrease in such revenues in 1997 was principally due to a planned phase-out of BIS's consulting business offset by increased revenues from the Company's events and conferences.

         Revenues from Publications decreased 64% to $344,000 in 1997 from $946,000 in 1996. The decrease was primarily due to a de-emphasis on this business activity.

         Cost of services. Cost of services increased 1% to $12.5 million in 1997 from $12.3 million in 1996. The cost decrease in 1997 was primarily due to decreased expenses for the legacy BIS consulting business being phased-out, offset by increased expenses to provide Continuous Information Services to the Company's growing customer base.

         Cost of publications. Cost of publications decreased 78% to $174,000 from $790,000 in 1996. The decrease in 1997 was principally due to a planned decrease in the number of publications.

         Sales and marketing. Sales and marketing expenses increased 192% to $19.6 million in 1997 from $6.7 million in 1996. The increase was primarily due to the expansion of the Company's sales organization to sell its Continuous Information Services and higher sales commission expense from increased revenues.

         Research and development. Research and development increased 10% to $2.0 million in 1997 from $1.8 million in 1996. The increase in 1997 was primarily due to the continued enhancement of GigaWeb to meet evolving market needs.

         General and administrative. General and administrative expenses decreased 36% to $6.1 million in 1997 from $9.6 million in 1996. The decrease in 1997 was primarily due to one-time expenses in 1996 for internal systems, facilities, personnel, and other items to build the infrastructure to support the expansion of the Company's operations.

         Depreciation and amortization. Depreciation and amortization expenses increased 18% to $2.8 million in 1997 from $2.4 million in 1996. The increase was due primarily to the write-off of the remaining unamortized goodwill associated with the ExperNet acquisition offset by lower depreciation expense due to the Company's practice in 1997 to rent rather than purchase computer equipment.

         Interest income and expense. Interest income was earned on cash balances derived from the Company's equity financing during 1996 and 1997 versus its then current operating needs. Interest expense is primarily from long-term debt for equipment financing and acquisitions and varies with the outstanding balances of that debt.

         Foreign exchange gain/(loss). Foreign exchange losses increased in 1997 to $375,000 from $162,000 in 1996 due primarily to unrealized gains caused by weakening of the British Pound, the German Mark and the French Franc versus the U.S. dollar.

         Discontinued operations. In 1996, the Company discontinued its BIS market research business and its econometric forecasting business, BIS Shrapnel. As a result, for the year ended December 31, 1996, the Company recorded charges for the net operating costs and the disposal of these businesses approximating $2.7 million, net of taxes. In 1997, the Company recorded income, net of taxes, of approximately $1.3 million principally from the settlement of a liability relating to a long-term, foreign lease and reversal of the provision established for refunds to potentially dissatisfied customers, all of which had been part of the aforementioned charges. Also in 1997, the Company recognized a gain on the sale of BIS Shrapnel, in the amount of $212,000.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to August 1998, the Company funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. The Company received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $81,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, the Company also issued the Bridge Notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The Bridge Notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the Bridge Notes became due and payable upon the consummation of the Company's Offering. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

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

         At December 31, 1998, the Company had cash, cash equivalents and marketable securities of $21.1 million. During the year ended December 31,1998, the Company's capital expenditures totaled approximately $3.0 million, primarily for computer equipment and applications software. The Company expects that additional purchases of computer equipment will be made as the Company's employee base and customer base grows. As of December 31, 1998, the Company had no material commitments for capital expenditures, and the Company does not currently expect the rate of capital spending to vary significantly through the end of 1999.

           Net cash used by continuing operations was approximately $13.4 million and $14.5 million for the years ended December 31, 1998 and 1997, respectively. This decrease was due principally to a lower net loss in 1998 and changes in various balance sheet accounts, particularly accounts receivable and deferred revenues.

         Net cash used by investing activities was approximately $9.9 million and $0.2 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to 1998 purchases of marketable debt securities, and to purchases of computer equipment and applications software in 1998, as opposed to leasing of such equipment in 1997 which were offset by proceeds received from the sale of BIS Shrapnel in 1997.

         Cash provided by financing activities was approximately $34.1 million and $11.7 million for the years ended December 31, 1998 and 1997 respectively. The increase was primarily generated from proceeds of the Company's Offering, issuance of the Bridge Notes and common stock warrants and issuance of common stock pursuant to exercises of employee stock options and common stock warrants. These sources of funds were partially offset by repayments of principal on outstanding debt in the amount of $11.8 million, including the repayment of $10.0 million in Bridge Notes.

              The Company has spent substantial amounts to date on capital and operating expenditures, which have contributed to an accumulated deficit of $69.7 million as of December 31, 1998. Furthermore, the Company expects capital and operating expenditures to increase due to numerous factors, including the Company's plans to increase marketing efforts for its Continuous Information Services, the expected costs to attract and retain qualified employees, the response of competitors to the Company's services, the Company's plans to develop and market new services and products, the further enhancement of the GigaWeb system and the expansion of the Company's international operations.

         The Company believes that the remaining net proceeds from the Offering, together with its existing cash, cash equivalents, and maturing marketable securities and cash expected to be generated from operations, after the repayment of debt as it becomes due, will be sufficient to fund the Company's cash needs until at least the first quarter of 2000.

         However, in the event that the Company encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, the Company might require additional working capital. The Company has access to an invoice factoring arrangement with a commercial bank under which the Company could borrow up to $3.0 million or 80% of eligible accounts receivable, whichever is less. If necessary, the Company would consider various other sources of financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to the Company on terms that are acceptable, if at all. If adequate funds are not available, the Company may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

         The Company has commenced a readiness program to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999. Giga is leveraging the knowledge of its research staff to focus the efforts of its readiness program. The Company's readiness program is an extension of its ongoing effort to upgrade systems, applications and infrastructure that have been rendered obsolete due to advances in technology and the Company's high growth.

         Giga's products do not affect its client's internal systems. GigaWeb, the delivery mechanism for Giga's Advisory Service, is accessible over the Internet, IntraGiga (an FTP or HTTP download of Giga's Research for use on internal networks) and GigaNotes, a Lotus Notes database of Giga's Research. Giga does not provide software to enable clients to access research content.

         Giga's products are not directly date dependent. Giga's primary product, Advisory Service, consists in part of original written research content created by Giga analysts. While some search or display capabilities of GigaWeb may be affected, GigaWeb will not cease to function as a result of limitations in processing date/time data.

         GigaWeb uses enhanced database, search engine, and related technology in order to provide clients with a total delivery solution for Giga research content. Outlined below are some of the issues Giga is addressing with regard to the GigaWeb Year 2000 Readiness Program. These are issues that exist in GigaWeb's present form. An upgrade to GigaWeb, scheduled for release in June 1999, is expected to resolve these concerns. To the extent that these improvements contain date dependent technology, they will be developed to be fully Year 2000 compliant.

o Order Management: All dates used by Giga's order management system are stored in a format that correctly represents and enables manipulation of dates in the twentieth and twenty-first centuries and beyond. Accordingly, we do not anticipate any problems with passwords that would restrict our user's ability to access GigaWeb.

o Search Capabilities: Giga uses a third-party search engine, which is certified to be Y2K compliant by its manufacturer. We do not anticipate any problems with searching and retrieving GigaWeb content.

o Third Party Content: We are currently working with third-party content providers to ensure that the manner in which information is provided is free from Y2K associated problems.

         A few of Giga's IT Practice services incorporate a software component. These software programs are designed to assist clients in evaluating their internal IT projects and therefore should not have Y2K implications.

         Prior to the commencement of the Company's Y2K readiness initiative, certain internal business systems critical to the continuing operations of the Company had been identified for replacement due to advances in technology and the Company's growth. In addition, as a result of the Company's Y2K readiness program, internal business systems that may require remediation or replacement specifically due to the Y2K issue have been identified. In either case, the systems ranked highest in priority have either been replaced or scheduled for replacement. The Company estimates that, as of February 28, 1999, the replacement effort was approximately 80% complete for software applications and approximately 60% complete for computer hardware. The Company's objective is to substantially complete the replacement of internal business systems by September 1999. Replacement systems have been developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions including leap year conditions. Newly purchased systems are or will be verified as Y2K compliant by the vendors.

         The Company is behind in its schedule to review older computer hardware, mainly desktop systems, particularly in its European operations. This equipment is not critical to ongoing business operations. Plans are underway to complete an inventory of the hardware and assess its compliance. The Company currently estimates that this review will be completed by June 1999, three months later than originally scheduled. The costs of to replace the equipment will not be material and would normally be capitalized. In January 1999, the Company spent approximately $65,000 to replace hardware with possible Y2K issues. The Company estimates that a total of $150,000 will be spent on this replacement effort.

         The Company has identified significant service providers, vendors, suppliers and customers believed to be most critical to its business operations and is assessing the extent to which its operations are vulnerable if these vendors fail to achieve Y2K compliance. For approximately 80% of the vendors identified, the Company has surveyed their stage of Y2K readiness through questionnaires, disclosures available from their websites and other available means. While these vendors have plans and programs underway to become compliant, there is no guarantee that their systems will be converted on a timely basis.

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

         Concurrent with its readiness program, the Company is in the process of developing contingency plans in the event of possible interruptions in business operations. These plans may include the complete back-up of GigaWeb for quick restoration at alternate geographic sites, and the development of internal diagnostic procedures to quickly identify work-arounds and solutions. Once developed, contingency plans and their related costs will be continuously evaluated and refined as new and additional information becomes available.

         It is currently estimated that the cost of the Company's Y2K efforts will be approximately $415,000, or 4% of the Company's actual and projected IT costs over the project period. Of theses costs $17,000 are costs incurred for the services of outside consultants and advisors and $398,000 are primarily payroll costs for the Company's information technology groups, incurred exclusively in connection with its Y2K efforts. This estimate does not include costs associated with systems previously scheduled for upgrade or replacement. As of December 31, 1998, approximately $133,000 has been spent for its Y2K efforts of which $12,000 is costs incurred for the services of outside consultants and advisors and $121,000 are primarily payroll costs for the Company's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs are being expensed as incurred and funded through operating cash flow. These cost estimates do not include the costs associated with contingency plans under development or the costs for computer hardware and software replacement which would normally be capitalized, estimated to be less than $150,000. The estimated costs of the Company's readiness program are subject to change as the program progresses.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for annual periods beginning after December 15, 1997. The Company adopted its provisions in the year ended December 31, 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt the new standard as of January 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.


Item 8.  Financial Statements and Supplementary Data.


         The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants.

         Not applicable.

                                    PART III


Item 10.  Directors and Officers.

         The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1999 Annual Meeting of Stockholders to be held on May 10, 1999, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

         The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.

         The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Beneficial Owners and Management.

         The information required to be furnished pursuant to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.    Financial Statements

                  The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

2.       Financial Statement Schedule

                  The Financial Statement schedules required to be filed hereunder appear on page S-1 hereof.

                  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3.       Exhibits

            Exhibit
            Number                     Description of Documents
            ------                     ------------------------

             1(1)         Underwriting Agreement

             3.1(1) Fifth Amended and Restated Certificate of Incorporation of the Registrant

             3.2(1)       Amended and Restated By-Laws of the Registrant

             4(1) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant

             10.1(1) Form of Series C Preferred Stock Purchase Warrant dated January 2, 1998 and issued to the Investors in the Series C Financing

             10.2(1) Registration Rights Agreement dated November 13, 1995, as amended, among the Registrant, the Investors named on Exhibit A thereto, Gideon I. Gartner and David L. Gilmour

             10.3(1) Co-Sale and Stock Restriction Agreement dated November 13, 1995, as amended, among the Registrant, Gideon I. Gartner and the stockholders named on the signature pages thereto

             10.4(1) Loan and Warrant Purchase Agreement dated April 7, 1998 between the Registrant and the Lenders named in Schedule A thereto

             10.5(1) Form of Convertible Promissory Note dated April 7, 1998 issued to certain affiliates of Friedman, Billings, Ramsey and Co., Inc.

             10.6(1) Form of Common Stock Purchase Warrant dated April 7, 1998 issued to certain affiliates of Friedman, Billings, Ramsey and Co., Inc.

             10.7(1) Security Agreement dated as of April 7, 1998 between the Registrant and an affiliate of Friedman, Billings, Ramsey and Co., Inc. as agent for the Lenders

             10.8* Employment Agreement dated December 24, 1998 between the Registrant and Gideon I. Gartner

             10.9* Consulting Agreement dated December 18, 1998 between the Registrant and Richard L. Crandall

             10.10(1) Consulting Agreement dated February 1, 1998 between the Registrant and David Gilmour

             10.11(1) Non-competition Agreement dated November 13, 1995 between the Registrant and Gideon I. Gartner

             10.12(1) Lease dated October 31, 1995 between the Registrant and Cambridge 1400 Limited Partnership

              Exhibit
              Number            Description of Documents (continued)
              ------            ------------------------------------

             10.13(1) (a) Lease dated October 6, 1987, as amended, between BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as Trustee of Longwater Circle Trust (b) Lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P.

             10.14(2)     1995 Stock Option/Stock Issuance Plan

             10.15(3)     1996 Stock Option Plan

             10.16(4)     1997 Director Option Plan

             11*          Statement re computation of earnings per share

             21(1)        Subsidiaries of the Registrant

             23*          Consent of PricewaterhouseCoopers LLP

             27*          Financial Data Schedule


--------------------------------------------------------------------------------

             *            Filed herewith

             (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.

             (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64411), dated September 28, 1998.

             (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.

             (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated October 23, 1998, pertaining to a press release announcing the Company's results of operations for the three and nine months ended September 30, 1998.


         The Company filed a Current Report on Form 8-K, dated February 19, 1999, pertaining to a press release announcing the Company's results of operations for the fiscal year ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                       GIGA INFORMATION GROUP, INC.

                                       By: /s/  GIDEON I. GARTNER
                                           ------------------------------------
                                           Gideon I. Gartner
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         NAME                             TITLE                        DATE
         ----                             -----                        ----


/s/  GIDEON I. GARTNER       Chairman of the Board of Directors,  March 30, 1999
--------------------------   President and CEO
Gideon I. Gartner            (Principal Executive Officer)


/s/  DANIEL M. CLARKE        Senior Vice President, CFO,          March 30, 1999
--------------------------   Secretary and Treasurer,
Daniel M. Clarke             (Principal Financial and
                             Accounting Officer)


/s/  DAVID L. GILMOUR        Director                             March 30, 1999
--------------------------
David L. Gilmour


/s/  NEILL H. BROWNSTEIN     Director                             March 30, 1999
--------------------------
Neill H. Brownstein


/s/  RICHARD L. CRANDALL     Director                             March 30, 1999
--------------------------
Richard L. Crandall


/s/  IRWIN LIEBER            Director                             March 30, 1999
--------------------------
Irwin Lieber


/s/  BERNARD GOLDSTEIN       Director                             March 30, 1999
--------------------------
Bernard Goldstein

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE


GIGA INFORMATION GROUP, INC.:

Report of Independent Accountants                                        F-2

Consolidated Balance Sheets at December 31, 1998 and 1997                F-3

Consolidated Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996                                        F-4

Consolidated Statements of Changes in Stockholders' Equity for the
 years ended December 31, 1998, 1997 and 1996                            F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                        F-6

Notes to Consolidated Financial Statements                               F-7

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Giga Information Group, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and accompanying financial statement schedules present fairly, in all material respects, the financial position of Giga Information Group, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                 PricewaterhouseCoopers LLP

Boston, Massachusetts
February  18, 1999

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                      DECEMBER 31,
                                                                                ----------------------
                                                                                  1998        1997
                                                                                ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 14,149     $ 3,539
    Marketable securities                                                           6,908           -
    Trade accounts receivable, net of allowance for uncollectible accounts
      of $410 and $483 at December 31, 1998 and 1997, respectively                 15,017       8,961
    Unbilled accounts receivable                                                    4,606       4,727
    Prepaid expenses and other current assets                                       4,911       3,753
                                                                                ----------  ----------
    Total current assets                                                           45,591      20,980
Property and equipment, net                                                         3,430       1,695
Leasehold intangible                                                                    -         177
Other assets                                                                          192         171
                                                                                ----------  ----------
      Total assets                                                               $ 49,213    $ 23,023
                                                                                ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                                1,989       2,213
    Deferred revenues                                                              29,470      20,604
    Accrued expenses and other current liabilities                                  7,443       6,385
    Debt - other, current portion                                                     461       1,526
    Debt - related party, current portion                                               -         448
                                                                                ----------  ----------
    Total current liabilities                                                      39,363      31,176
Long-term debt - other                                                                444         937
                                                                                ----------  ----------
      Total liabilities                                                            39,807      32,113

Commitments and other contingent liabilities (Note 13.)

Stockholders' equity (deficit):
    Preferred Stock, $.001 par value; 5,000,000 and 16,500,000 shares authorized at December 31, 1998 and 1997, respectively: 650,000 shares designated as
      Series A Convertible Preferred Stock, 0 and 570,000
        shares issued and outstanding at December 31,  1998 and 1997,
        respectively (liquidation preference of $2,850,000                              -           1
      9,000,000 shares designated as Series B Convertible Preferred Stock,
        0 and 8,144,642 shares issued and outstanding at December 31, 1998
        and 1997, respectively (liquidation preference of $28,506,000)                  -           8
      4,500,000 shares designated as Series C Convertible Preferred Stock,
        0 and 2,609,491 shares issued and outstanding at December 31, 1998
        and 1997, respectively (liquidation preference of $10,725,000)                  -           3
      2,000,000 shares designated as Series D Convertible Preferred Stock,
        0 shares issued and outstanding at December 31, 1998 and 1997,
        respectively (liquidation preference of $2,000,000)                             -           -
    Common Stock, $.001 par value: 60,000,000 shares authorized, 9,943,502 and 2,093,107 shares issued and outstanding at December 31, 1998 and
      1997, respectively                                                               10           2
Additional paid-in capital                                                         80,550      41,286
Deferred compensation                                                              (1,614)          -
Accumulated deficit                                                               (69,657)    (50,929)
Cumulative translation adjustments                                                    117         539
                                                                                ----------  ----------
Total stockholders' equity (deficit)                                                9,406      (9,090)
                                                                                ----------  ----------
      Total liabilities and stockholders' equity (deficit)                       $ 49,213    $ 23,023
                                                                                ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998       1997        1996
                                                 ---------  ----------  ---------
Revenues:
   Continuous information services               $ 31,789    $ 14,600    $ 3,149
   Other services                                   6,751       4,715      6,043
   Publications                                       219         344        946
                                                 ---------  ----------  ---------

   Total revenues                                  38,759      19,659     10,138

Costs and expenses:
   Cost of services                                19,643      12,477     12,331
   Cost of publications                               407         174        790
   Sales and marketing                             27,037      19,596      6,700
   Research and development                         1,187       1,975      1,789
   General and administrative                       6,789       6,065      9,588
   Depreciation and amortization                    1,468       2,810      2,391
                                                 ---------  ----------  ---------

   Total costs and expenses                        56,531      43,097     33,589
                                                 ---------  ----------  ---------

Loss from operations                              (17,772)    (23,438)   (23,451)
                                                 ---------  ----------  ---------

Interest income                                       736         277        515
Interest expense                                   (1,255)       (235)       (95)
Foreign exchange gain/(loss)                          306        (375)      (162)
                                                 ---------  ----------  ---------

   Loss from continuing operations before
     income taxes                                 (17,985)    (23,771)   (23,193)
Income tax (benefit) charge                            36        (641)      (491)
                                                 ---------  ----------  ---------

   Loss from continuing operations                (18,021)    (23,130)   (22,702)
                                                 ---------  ----------  ---------

Discontinued operations:
   Loss from the discontinued BIS market research
      business, net of applicable taxes of $114         -           -        (79)

   Loss from the discontinued BIS Shrapnel business,
      net of applicable taxes of $0                     -           -       (134)

   Income (loss) from disposal of discontinued BIS
      market research business, net of applicable
      taxes of $568 and $158 for the years ended
      December 31, 1997 and 1996, respectively          -       1,101     (2,315)

   Income (loss) from disposal of discontinued BIS
      Shrapnel business, net of applicable taxes of
      $109 and $0 for the years ended December
      31, 1997 and 1996, respectively                   -         212       (160)
                                                 ---------  ----------  ---------

   Income (loss) from discontinued operations           -       1,313     (2,688)
                                                 ---------  ----------  ---------

   Loss before extraordinary item                 (18,021)    (21,817)   (25,390)
                                                 ---------  ----------  ---------

   Extraordinary item for accelerated accretion
      of discount to note payable due to early
      repayment, net of taxes of $0.                  (707)         -          -
                                                 ---------  ----------  ---------

Net Loss                                         $ (18,728) $ (21,817)  $ (25,390)
                                                 =========  ==========  =========

Results per common share:
   Historical -  basic and diluted:
      Loss from continuing operations             $ (3.36)   $ (11.16)  $ (11.21)
                                                 =========  ==========  =========
      Extraordinary item                          $ (0.13)        $ -        $ -
                                                 =========  ==========  =========
      Net loss                                    $ (3.49)   $ (10.53)  $ (12.54)
                                                 =========  ==========  =========
      Weighted average number of shares          5,365,202  2,072,837   2,024,771
                                                 =========  ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLERS' EQUITY for the years ended
                        December 31, 1996, 1997 and 1998
                       (in thousands, except share data)

                                                                                                                             TOTAL
                          CONVERTIBLE PREFERRED STOCK                                                                        STOCK-
                          ----------------------------         ADDITIONAL   STOCK                  CUMULATIVE               HOLDERS'
                          SERIES SERIES SERIES SERIES   COMMON  PAID-IN  SUBSCRIPTION   DEFERRED   TRANSLATION  ACCUMULATED  EQUITY
                             A      B      C      D     STOCK   CAPITAL   RECEIVABLE  COMPENSATION  ADJUSTMENT   DEFICIT   (DEFICIT)
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------
Balance at
  December 31, 1995         $ 1    $ 4                   $ 2   $ 19,099    $ (375)                    $ (37)    $ (3,722)  $ 14,972

Payment of stock
  subscription receivable                                                     300                                               300
Issuance of 3,327,728
  shares of Series B
  Convertible Preferred
  Stock, net of expenses             4                           11,546                                                      11,550
Issuance of 36,458 shares
  of Common Stock                                                    70                                                          70
Repurchase of 12,389
  shares of Common Stock                                            (23)                                                        (23)
Cancellation of 33,333
  shares of Common Stock
  issued                                                            (50)       50                                                 -
Exercise of warrant for
  218,714 shares of
  Series B Convertible
  Preferred Stock
Net loss                                                                                                         (25,390)   (25,390)
Translation Adjustments                                                                                 180                     180
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------

Balance at
  December 31, 1996           1      8                     2     30,642       (25)                      143      (29,112)     1,659
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------

Issuance of 72,479 shares
  of Common Stock                                                   148                                                         148
Repurchase of 6,110
  shares of Common Stock                                            (38)                                                        (38)
Issuance of 2,609,491
  shares of Series C
  Convertible Preferred
  Stock, net of expenses                  $ 3                    10,534                                                      10,537
Payment of stock
  subscription receivable                                                      25                                                25
Net loss                                                                                                         (21,817)   (21,817)
Translation Adjustments                                                                                 396                     396
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------

Balance at
  December 31, 1997           1      8      3              2     41,286         -                       539      (50,929)    (9,090)
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------

Issuance of 115,612
  shares of Common Stock
  under stock option plans                                          233                                                         233
Issuance of 285,715 shares
  of Series D Convertible
  Preferred Stock, net of
  expenses                                       $ -              1,919                                                       1,919
Issuance of warrants to
  purchase 166,666 shares
  of Common Stock in
  conjuction with Bridge
  Notes                                                           1,182                                                       1,182
Initial Public Offering of
  3,000,000 shares of
  Common Stock, net of
  expenses                                                 3     33,790                                                      33,793
Conversion of Series A, B,
  C and D Convertible
  Preferred Stock to
  4,686,784 shares of
  Common Stock               (1)    (8)    (3)     -       5          7                                                           -
Exercise of warrants for
  47,999 shares of
  Common Stock                                                      144                                                         144
Deferred compensation                                             2,193                 $ (2,193)                                 -
Compensation expense
  related to stock
  options                                                            91                      284                                375
Deferred compensation
  for former employees                                             (295)                     295                                  -
Net loss                                                                                                         (18,728)   (18,728)
Translation Adjustments                                                                                (422)                   (422)
                          ------ ------ ------- ------ ------- --------- ------------ ------------ -----------  ---------- ---------

Balance at
  December 31, 1998         $ -    $ -    $ -    $ -    $ 10   $ 80,550    $    -       $ (1,614)     $ 117     $(69,657)   $ 9,406
                          ====== ====== ======= ====== ======= ========= ============ ============ ===========  ========== =========

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1998       1997       1996
                                                                             ---------  ---------  ---------
Cash flows from operating activities:
    Net loss                                                                $ (18,728) $ (21,817) $ (25,390)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
      (Income) loss from discontinued operations                                    -          -        213
      (Income) loss from disposal of discontinued operations                        -     (1,313)     2,475
      Depreciation and amortization                                             1,468      2,810      2,391
      Amortization of discount on note payable                                  1,182          -          -
      Net loss on write-down of investments                                         -        179        200
      Provision for doubtful accounts                                             (73)        27        395
      Decrease in deferred taxes                                                    -          -         61
      Interest on long-term debt added to principal                                 -         74         74
      Interest on note receivable added to principal                                -         (5)        (9)
      (Gain) loss on sale of fixed assets                                         (12)        (2)       (11)
      Compensation expense related to stock options                               375          -          -
      Other non-cash items                                                         17         87          -
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                               (5,725)    (8,405)    (4,092)
      Decrease (increase) in prepaid expenses and other current assets         (1,355)    (1,755)      (536)
      (Decrease) increase  in deferred revenues                                 8,791     13,696      4,582
      (Decrease) increase  in accounts payable and accrued liabilities            678      1,894      1,928
                                                                             ---------  ---------  ---------

Net cash used in operating activities:
    Net cash used in continuing operations                                    (13,382)   (14,530)   (17,719)
    Net cash used in discontinued operations                                      (78)    (1,667)      (571)
                                                                             ---------  ---------  ---------
      Net cash used in operating activities                                   (13,460)   (16,197)   (18,290)
                                                                             ---------  ---------  ---------

Cash flows from investing activities:
    Acquisitionsofiequipmentiandnimprovementsements                            (3,032)      (559)    (1,799)
    Purchases of marketable securities                                         (7,700)         -          -
    Proceeds from maturities of marketable securities                             792          -          -
    Issuance of note receivable                                                     -          -       (150)
    Proceedshfromnsale of Shrapnel                                                  -        293          -
    Other, net                                                                      1         60         40
                                                                             ---------  ---------  ---------
      Cash used in investing activities                                        (9,939)      (206)    (1,909)
                                                                             ---------  ---------  ---------

Cash flows from financing activities:
    Proceeds from Initial Public Offering of Common Stock, net of
     offering costs of $3,707                                                  33,793          -          -
    Proceeds from issuance of Common Stock under option plans                     216         61         70
    Proceeds from issuance of Common Stock due to exercise of warrants            144          -          -
    Repurchase of Common Stock                                                      -        (38)       (23)
    Proceeds from issuance of Series B Convertible Preferred Stock, net
     of issuance costs of $878                                                      -          -     11,557
    Proceeds from issuance of Series C Convertible Preferred Stock, net
     of issuance costs of $188                                                      -     10,537          -
    Proceeds from issuance of Series D Convertible Preferred Stock, net
     of issuance costs of $81                                                   1,919          -          -
    Repayments of principal to related parties                                   (400)         -          -
    Proceeds from stock subscriptions receivable                                    -         25        300
    Net increase (decrease) in short-term borrowings                                -       (193)      (294)
    Proceeds from long-term debt                                                    -      1,465          -
    Proceeds from issuance of note payable, net of origination fee of $200      9,800          -          -
    Principal repaid on note payable                                          (10,000)         -          -
    Principal payments on long-term debt                                       (1,419)      (139)       (11)
                                                                             ---------  ---------  ---------
      Cash provided by financing activities                                    34,053     11,718     11,599
                                                                             ---------  ---------  ---------

    Effect of exchange rates on cash                                              (44)       (62)        10
    Net increase (decrease) in cash and cash equivalents                       10,610     (4,747)    (8,590)
    Cash and cash equivalents, beginning of period                              3,539      8,286     16,876
                                                                             ---------  ---------  ---------
      Cash and cash equivalents, end of period                                $14,149    $ 3,539    $ 8,286
                                                                             =========  =========  =========

    Supplementary cash flow information:
      Income taxes paid                                                          $ 88       $ 15       $ 30
      Interest paid                                                             $ 815      $ 121       $ 22


The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY:

         Giga Information Group, Inc. ("Giga" or the "Company") was incorporated on March 17, 1995 in the State of Delaware. The Company's principal business activity is to provide information, analysis and advice relating to developments and trends in the computing, telecommunications and related industries (collectively, the information technology or "IT" industry) primarily through subscription-based products. The Company derives its revenues primarily from three sources; Continuous Information Services, which include its Giga Advisory Service and IT Practices; Other Services, which include events and consulting; and Publications. Continuous Information Services consist of monitoring, research and analysis of IT developments and trends to support customers' IT decisions, distributed through a variety of electronic and print media, as well as inquiry access to analysts and practitioners and participation in briefings and conferences, packaged into an annually renewable subscription-based product. On April 5, 1995, the Company acquired BIS Strategic Decisions, Inc. and its five foreign affiliates (collectively, "BIS"). On July 6, 1995 Giga acquired a 77.8% equity interest in ExperNet Corporation ("ExperNet") which was owned by Gideon I. Gartner, Chairman of the Board of Directors and Chief Executive Officer of the Company, and David L. Gilmour, a director and officer of the Company, and, on December 29, 1995, Giga acquired the remaining 22.2% interest.

  Completion of Initial Public Offering

         On August 4, 1998, the Company consummated its Initial Public Offering (the "Offering") of 3,000,000 shares of its common stock at $12.50 per share. Aggregate net proceeds to the Company were approximately $33.8 million after deducting underwriting discounts and offering expenses payable by the Company. A portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate principal amount of $10.0 million, plus accrued interest thereon (see Note 11.). Concurrent with the closing of the Offering, all shares of the Company's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of common stock. (see Note 14.).

         The Company is subject to a number of risks similar to other companies in its industry including a dependence on sales and renewals of subscription-based services, uncertainty of market acceptance of its services, competition from other companies including those with greater resources than the Company, dependence on key individuals, the development of new services and products, protection of proprietary information and technology and the risks associated with international operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation and Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         Pursuant to the purchase method of accounting, acquired assets and liabilities were revalued to their fair market value. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Cash Equivalents and Marketable Securities

         Cash equivalents consist primarily of liquid investments, with original maturities of 90 days or less, in money market funds which are convertible to a known amount of cash and bear an insignificant risk of change in value.

         At December 31, 1998, marketable securities primarily consisted of corporate and Euro dollar bonds and medium to short-term notes stated at amortized cost of $ 6.9 million, which approximates fair value. These marketable securities have original maturities in excess of three months. The Company intends to hold these investments to maturity and has classified these marketable securities as current assets because of contractual maturities of one year or less.

  Foreign Currency Translation

         The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported as a separate component of stockholders' equity (deficit).

  Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments in money market funds and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions in accordance with its investment policy as approved by its board of directors. Trade receivables result from contracts with various customers. Giga generally does not require collateral or other security from these customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

  Income Taxes

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Revenue and Commission Expense Recognition

         Subscription revenues from Continuous Information Services are deferred and recognized on a pro rata basis over the contract period, generally one-year. The Company's policy is to record a receivable and related deferred revenues for the full amount of the contract on the date it is signed. Contracts are generally billable upon signing. The Company also records the related commission obligation upon the signing of these contracts and amortizes the corresponding deferred commission expense over the contract period in which the related Continuous Information Services revenues are earned. In the event the contract is canceled by the customer, the commission is refundable with respect to the portion related to the revenue which will not be recognized.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         Unbilled accounts receivable pertain to the portion of a customer's service period not yet invoiced in accordance with contractual quarterly billing terms offered in conjunction with the Continuous Information Services.

  Property and Equipment

         Property and equipment are stated at cost for items acquired after the initial acquisition of the respective entities and at estimated fair market value for those assets in existence at date of acquisition. Expenditures for maintenance and repairs are charged to expense; expenditures for additions, renewals and betterments are capitalized.

         Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives:

Computers and related equipment                      3 years
Furniture and fixtures                               5 years
Motor vehicles                                       4 years
Leaseholds and related improvements                  Shorter of economic life or
                                                     remaining lease term

         Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation is eliminated from the balance sheet and the resulting gains or losses reflected in income.

  Long-Lived Assets

         The Company regularly reviews long-lived assets for impairment. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. The test of such recoverability is a comparison of the asset value to its expected undiscounted future cash flows over the remaining life of the asset. This analysis relies on a number of factors including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis.

  Goodwill

         Goodwill represents the excess of the purchase price of entities acquired over the fair values of amounts assigned to the net tangible and intangible assets acquired and liabilities assumed. Amortization is recorded using the straight-line method over two years for the BIS acquisition and five years for the ExperNet acquisition. The carrying value of goodwill is included in management's evaluation of the recoverability of its long-lived assets. During 1996, approximately $666,000 of goodwill identifiable with the discontinuance of the BIS market research business was written off to amortization expense in connection with the disposition of this business. In 1997, the Company's assessment of the recoverability of goodwill associated with the ExperNet acquisition indicated a de-minimis level of future cash flows associated with this business. As such, the Company wrote-off the remaining unamortized portion of the goodwill resulting in a charge to amortization expense of $1,025,000. Total amortization expense related to

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


goodwill was approximately $0, $1,186,000, $929,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

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

  Historical Net Loss per Common Share

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase 2,590,993, 1,637,740 and 956,079 shares of common stock and convertible notes convertible into 0, 93,193 and 81,765 shares of common stock outstanding during the year ended December 31, 1998, 1997 and 1996, respectively, were excluded from the calculation of diluted net loss per common share. At December 31, 1998 the market value of 1,679,112 options and warrants exceeded exercise price.

  Comprehensive Income (Loss)

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998 and interim periods. The table below sets forth Comprehensive income (loss) as defined by SFAS No. 130 (in thousands):

                                                          Years Ended December 31,
                                                   1998           1997           1996
                                                ------------   ------------   ------------
Net loss                                          $ (18,728)     $ (21,817)     $ (25,390)
  Other Comprehensive income (loss), net of tax:
     Foreign currency translation adjustment           (422)           396            180
                                                ------------   ------------   ------------

Comprehensive loss                                $ (19,150)     $ (21,421)     $ (25,210)
                                                ============   ============   ============

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


 New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for annual periods beginning after December 15, 1997. The Company adopted its provisions in the year ended December 31, 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt the new standard as of January 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3. ACQUISITIONS:

  BIS Strategic Decisions, Inc. and Affiliates

         On April 5, 1995, the Company acquired 100% of the stock of BIS for $200,000 in cash and a $1,000,000 convertible promissory note (see Note 11.). BIS was engaged in compiling and providing data intensive market research to vendors for use primarily in planning their product operating and marketing programs. The acquisition was accounted for as a purchase and, accordingly, the cost (including acquisition costs of $204,000) was assigned to the tangible and identifiable intangible assets acquired, including a leasehold for one of the facilities, and liabilities assumed based upon their estimated fair values at the date of acquisition. As part of the transaction, an intangible asset (leasehold) of approximately $1,300,000 was recorded representing the fair value of payments being made through May 1998 by a former owner of BIS. In addition the Company acquired current assets of approximately $8,700,000 and furniture and equipment of approximately $2,000,000 offset by current liabilities assumed of approximately $12,600,000 (of which approximately $9,100,000 were deferred revenues), a note payable of $192,000 and a tax provision of approximately $1,000,000. The excess of the purchase price over the net assets acquired of approximately $3,059,000 was recorded as goodwill.

  ExperNet

         On July 6, 1995, the Company acquired a majority interest in ExperNet in exchange for (i) 160,000 shares of Series A Preferred Stock (213,333 shares of common stock on an as-converted basis), 80,000 shares (106,667 shares of common stock on an as-converted basis) of which were issued to Mr. Gartner and 80,000 shares (106,667 shares of common stock on an as-converted basis) of which were issued to Mr. Gilmour and (ii) the issuance to Mr. Gartner of an option to purchase 53,333 shares of common stock at an exercise price of $1.50 per share which vested immediately. On December 29, 1995 the Company acquired Mr. Gilmour's remaining interest in ExperNet in exchange for a $400,000, 6% convertible note (the "Note") due December 31, 2005 (see Note 11.). ExperNet is comprised of a network

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of external IT practitioners, and the related interactive software, which respond to specific customer inquiries. In the transaction, the Company acquired current assets of approximately $148,000 and furniture and equipment of approximately $126,000, offset by current liabilities assumed of approximately $96,000 and long-term debt of approximately $386,000. The acquisition was accounted for as a purchase; accordingly, the excess of the purchase price over the net assets acquired of approximately $1,408,000 was recorded as goodwill.

4. RELATED PARTIES:

         During 1997, the Company awarded 17,778 shares of common stock at a fair value of $3.00 per share to Mr. Gartner in lieu of a payment of cash for services rendered during 1996 as Chief Executive Officer. The Company recorded as compensation expense in 1996 the fair value of the common stock awarded to Mr. Gartner.

         In February 1998, the Company entered into an agreement with Mr. Gilmour, a director and co-founder of the Company, relating to Mr. Gilmour's continuing relationship with the Company. As part of this agreement, the Company agreed to early repayment of a note issued by the Company to Mr. Gilmour in December 1995 in connection with the acquisition by the Company of Mr. Gilmour's remaining interest in ExperNet (see Note 3.). In addition, the agreement also provided that the Company would receive a 7.5% equity interest in a company newly formed by Mr. Gilmour and would be granted an irrevocable, royalty- free, worldwide license to use any software, products or technologies the new company develops during a three year period commencing on February 1, 1998.

         In December 1998, the Company entered into an agreement with Mr. Crandall, a director of the Company, for consulting services to be provided over a two-year period ending June 30, 2000. The agreement provides for total payments of $300,000 for consulting fees and $48,000 for operational expenses. Also pursuant to this agreement, the Company granted Mr. Crandall options to purchase a total of 100,000 shares at an exercise price equal to fair market value of $3.625 per share. The options will vest over a four-year period contingent upon services being provided through June 30, 2000 (see Note 16.). At December 31, 1998 the Company owed Mr. Crandall $60,000 for consulting fees and $12,000 for operational expenses for services rendered under this agreement.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following (in thousands):

                                           Years Ended December 31,
                                              1998            1997
                                          --------------  --------------

Prepaid compensation                            $ 3,280         $ 2,559

Other                                             1,631           1,194
                                          --------------  --------------

     Total                                      $ 4,911         $ 3,753
                                          ==============  ==============

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. PROPERTY AND EQUIPMENT

         Property and equipment at cost, less accumulated depreciation and amortization, consist of the following (in thousands):


                                                   Years Ended December 31,
                                                    1998             1997
                                                 -------------   --------------

Computer and related equipment                        $ 6,215          $ 3,202

Furniture and fixtures                                    741              827

Motor vehicles                                              -               27

Leasehold improvements                                    150              119
                                                 -------------   --------------

                                                        7,106            4,175

Less accumulated depreciation and amortization          3,676            2,480
                                                 -------------   --------------

Property and equipment, net                           $ 3,430          $ 1,695
                                                 =============   ==============


         Depreciation and amortization expense was $1,287,000, $1,190,000 and $1,020,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

7. LEASE COMMITMENTS

         The Company leases certain office space and equipment under operating lease agreements. Future minimum rental commitments under all operating leases with remaining non-cancelable terms of one year or more are as follows (in thousands):

                        Operating
                          Leases
                      ---------------

1999                         $ 2,044
2000                           1,743
2001                           1,021
2002                             785
2003                             529
Thereafter                       449
                      ---------------
    Total                    $ 6,571
                      ===============

         Rent expense, net of sublease income of approximately $6,000, $54,000 and $78,000 was $1,163,448, $725,000 and $701,000, for the years ended December
31, 1998, 1997 and 1996, respectively.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         An agreement was entered into by and among the Company and two prior owners of BIS providing for one of the prior owners, who had guaranteed all payments under a lease, to pay an aggregate of $1,500,000 to the landlord for rent under the lease, payable monthly in an amount of $36,722. The guaranteed payments ended May 30, 1998.

8. INCOME TAXES:

         The Company has deferred tax assets of approximately $30,082,000, $20,216,000 and $11,148,000, at December 31, 1998, 1997 and 1996, respectively.
For financial reporting purposes, valuation allowances of $30,082,000, $20,216,000, and $11,148,000, respectively, have been recognized to offset these deferred tax assets until the Company can conclude that it is more likely than not that these deferred tax assets will be realized. During the years ended December 31, 1998, 1997 and 1996, the valuation allowance increased by approximately $9,866,000, $9,068,000, and $8,529,000, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                Years Ended December 31,
                                                  1998             1997
                                               -------------   -------------
Deferred tax assets:

     Deferred revenue                               $ 1,486

     Net operating loss carryforwards                27,184        $ 19,119

     Discontinued operations                              -              24

     Other - net                                      1,412           1,073
                                               -------------   -------------

        Total deferred tax assets                    30,082          20,216

Valuation allowance for deferred tax assets          30,082          20,216
                                               -------------   -------------

Net deferred tax assets                                   -               -
                                               =============   =============

         For financial reporting purposes, income before income taxes includes the following components (in thousands):

                                                      Years Ended December 31,
                                                 1998           1997           1996
                                              ------------   ------------   ------------
Pre-tax loss for continuing operations:

     United States                              $ (14,554)     $ (21,006)     $ (20,688)

     Non- United States                            (3,431)        (2,765)        (2,505)
                                              ------------   ------------   ------------

Consolidated                                    $ (17,985)     $ (23,771)     $ (23,193)
                                              ============   ============   ============

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The income tax expense (benefit) of the loss from continuing operations, substantially all of which is deferred, consists of the following components (in thousands):

                                          Years Ended December 31,
                                     1998           1997           1996
                                  ------------   ------------   ------------

U. S. Federal and state                   $ 4         $ (554)        $ (239)

Foreign                                    32            (87)          (252)
                                  ------------   ------------   ------------

                                         $ 36         $ (641)        $ (491)
                                  ============   ============   ============

         The income tax benefit of the loss from continuing operations differs from the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pretax loss from continuing operations as a result of the following differences:

                                                                        Percentages for the
                                                                      Years Ended December 31,
                                                                1998           1997           1996
                                                            -------------  -------------  -------------
Income tax at the statutory rate                                   (34.0)         (34.0)         (34.0)

Foreign subsidiary losses with no benefit recognized                 6.7            4.0            1.7

Foreign income taxed at different rates                              0.9            0.4            0.9

Nondeductible goodwill                                                 -            1.7            1.4

U. S. losses with no benefit recognized                             24.5           24.9           27.8

Other items - net                                                    2.1            0.3            0.1
                                                            -------------  -------------  -------------

Net deferred tax assets                                              0.2           (2.7)          (2.1)
                                                            =============  =============  =============

         The Company has available net operating loss carryforwards of approximately $60,716,000 and $47,988,000 at December 31, 1998 and 1997,
respectively, which may be used to reduce future taxable income. Of these amounts, at December 31, 1998 and 1997, U.S. carryforwards of approximately $52,282,000 and $43,081,000 expire in various years through 2018, certain non-U.S. carryforwards of approximately $4,781,000 and $2,367,000 expire in various years through 2003 and the balance may be carried forward indefinitely. If losses of acquired companies are used to reduce future taxable income, associated tax benefits will first reduce acquired goodwill and other non-current intangible assets before being recognized as a reduction of income tax expense in the period the benefits are realized. Utilization of the net operating loss carryforwards may be limited pursuant to the provisions of
Section 382 of the internal Revenue Code of 1986, as amended.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. JOINT VENTURE AGREEMENT:

         In 1991, BIS entered into a joint venture agreement with a Japanese company (the "Joint Venture") to provide additional market penetration in Japan for the Company's products and services. BIS's initial equity ownership was 40%. Pursuant to the terms of the agreement, the Company was required to purchase an additional 10% interest in the Joint Venture from its partner in March 1996 for approximately $85,000. In April 1996, the Company and its partner each increased their investment in the Joint Venture by approximately $24,000. In December 1996, the Company notified its partner, pursuant to the terms of the agreement, of its desire to dissolve the Joint Venture. The Company does not expect any proceeds from the dissolution and, as such, wrote off to expense its investment of approximately $125,000. The net earnings of the Joint Venture to date have been de-minimis. At December 31, 1998, 1997 and 1996 the Company had accounts receivable due from the Joint Venture of, $0, $0, and $125,000, respectively.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following (in thousands):
                                            Years Ended December 31,
                                              1998            1997
                                          --------------  --------------

Accrued compensation and benefits               $ 3,354         $ 2,260

Sales tax payable                                 1,086           1,198

Other                                             3,003           2,927
                                          --------------  --------------

    Total                                       $ 7,443         $ 6,385
                                          ==============  ==============

11. BORROWINGS AND LONG-TERM DEBT:

         In connection with the Company's acquisition of BIS, the seller received a $1,000,000, 5% convertible note due April 5, 1998. The note was convertible into 185,298 shares of common stock. The note plus accrued interest was fully repaid on April 17, 1998.

         In connection with the Company's acquisition of ExperNet, the Company issued a $400,000, 6% convertible note to Mr. Gilmour (see also Note 3.). The note plus accrued interest was repaid in two installments, the last of which was in April 1998.

         In June 1997, the Company entered into a loan agreement with a lending institution collateralized by certain equipment, machinery and fixtures. Under this agreement the Company received a $1,465,000 loan due in June 2000 with an effective interest rate of 17.133%. Principal payments required on this loan in the years 1999 and 2000 are $461,000 and $444,000, respectively.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


to the Bridge Notes and such Bridge Notes were recorded at $8,818,000. In August 1998, upon completion of the Offering, and in accordance with the terms of the Bridge Notes, a portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate amount of $10.0 million plus accrued interest thereon.

         A total of $1,182,000 was charged to expense for the year ended December 31, 1998 to accrete the discount to the Bridge Notes. $707,000 of accretion was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 12.).

         On August 4, 1998, warrants to purchase 47,999 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $143,997, at an exercise price of $3.00 per share (see Note 16.).

         Warrants to purchase 10,000 and 2,666 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were each exercised at an exercise price of $3.00 per share, on January 27 and March 8, 1999, respectively, for cash proceeds of $30,000 and $7,998, respectively. (see Note 16.).

         The weighted average interest rates of outstanding short-term borrowings were 0%, 7.1%, and 6.9%, for the years ended December 31, 1998, 1997 and 1996, respectively.

12.  EXTRAORDINARY ITEM:

         $707,000 of accretion, net of taxes of $0, was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 11.). The accelerated accretion would have been recognized ratably over the six month period ending February 1, 1999 had the Company not completed the Offering and retired the Bridge Notes as required under the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.

13. COMMITMENTS AND CONTINGENT LIABILITIES:

         In October 1997, the Company entered into an invoice factoring arrangement with a commercial bank under which the Company can borrow up to $3,000,000. Under the arrangement, the bank charges an administrative fee of 0.5% of each factored invoice and a monthly factoring management fee of 1.25% of the gross average monthly factored invoices. Borrowings under the arrangement are collateralized by all the Company's assets. Upon the initial utilization of the factoring arrangement, the bank will receive warrants equal to the value of $125,000 for a class of stock to be determined and at a price to be determined. The arrangement renews automatically each year. As of December 31, 1998, no invoices have been factored under the arrangement.

14. PREFERRED STOCK:

         The authorized capital stock of the Company includes 5,000,000 and 16,500,000 shares of Preferred Stock at December 31, 1998 and 1997, respectively. None of the authorized Preferred Stock at December 31, 1998 has been designated. Of the authorized Preferred Stock at December 31, 1997, 650,000, 9,000,000 and 4,500,000 shares were designated as Series A, Series B, and Series C Convertible Preferred Stock. An additional 2,000,000 shares of Preferred Stock were designated as Series D Convertible Preferred Stock in April 1998. The remaining 350,000 shares were not designated. Concurrent with the closing of the Offering, all shares of the Company's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of common stock.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 Series A Convertible Preferred Stock ("Series A")

         During 1995, the Company issued 410,000 shares of Series A (546,668 shares of common stock on an as-converted basis) for consideration of $2,050,000 which consisted of $2,025,000 cash and a $25,000 non-recourse note from an employee in connection with his acceptance of employment with the Company. In addition, 160,000 shares of Series A (213,333 shares of common stock on an as-converted basis) were issued in connection with the acquisition of ExperNet as described in Note 3.

         All of the outstanding shares of the Company's Series A were automatically converted into 760,001 shares of common stock upon the consummation of the Offering in August 1998.

  Series B Convertible Preferred Stock ("Series B")

         During 1995 and 1996, in three separate financings, the Company issued 7,354,500 shares of Series B for cash consideration of $24,766,000, net of issuance costs of $975,000. In addition, bridge financing in the principal amount of $2,000,000 was automatically converted into 571,428 shares of Series B at the first closing of the Series B Stock financing in November 1995. In addition, a warrant issued to the lender in connection with the Series B bridge financing in August 1995 was exercised on a cashless basis for 218,714 shares in September 1996 (see Note 16.).

         All of the outstanding shares of the Company's Series B were automatically converted into 2,714,878 shares of common stock upon the consummation of the Offering in August 1998.

Series C Convertible Preferred Stock ("Series C")

         During 1997, the Company issued 2,609,491 shares of Series C, in two separate financings, for cash consideration of $10,537,000, net of issuance costs of $188,000.

         In connection with this issuance, the Company issued warrants to purchase up to 1,409,127 shares of Series C (551,574 shares of common stock on an as-converted basis) at an exercise price of $4.50 per share ($13.50 per share of common stock on an as-converted basis) (see Note 16.).

         All of the outstanding shares of the Company's Series C were automatically converted into 1,021,429 shares of common stock upon the consummation of the Offering in August 1998.

 Series D Convertible Preferred Stock ("Series D")

         In April and May 1998, in two separate financings, the Company issued 285,715 shares of Series D Convertible Preferred Stock for cash proceeds of $2,000,000, and warrants to purchase 154,285 shares of Series D (102,857 shares of common stock on an as-converted basis) at $9.00 per share ($13.50 per share of common stock on an as-converted basis). Issuance costs totaled $81,000. The warrants expire on April 5, 2003 (see Note 16.).

         All of the outstanding shares of the Company's Series D were automatically converted into 190,476 shares of common stock upon the consummation of the Offering in August 1998.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15. COMMON STOCK:

         In November 1995, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 10,000,000 to 28,000,000. In December 1996, the Company amended its Certificate of Incorporation to increase the authorized number of common stock from 28,000,000 to 50,000,000. In August 1998, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common Stock from 50,000,000 to 60,000,000.

         During March 1995, the Company sold to Mr. Gartner 1,400,000 shares of common stock at a purchase price of $0.07125 per share. During the remainder of 1995, the Company sold 636,000 shares of common stock to employees, consultants and directors at a purchase price of $1.50 per share.

Stock Split

         The Company effected a 1 for 3 reverse stock split of its common stock, par value $.001 per share (the "common stock"), effective July 29, 1998. All share and per share data presented herein have been restated to reflect the common stock split.

16. STOCK OPTIONS AND WARRANTS:

  Stock Options

         In June 1995, the Company adopted the 1995 Stock Plan (the "Prior Stock Plan"). The Prior Stock Plan was superseded in October 1995 by the 1995 Stock Option/Stock Issuance Plan (the "1995 Stock Plan"). On August 28, 1996 the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Stock Plan") to effectively supersede the 1995 Stock Plan. The 1995 Stock Plan provided for the granting of options to purchase and for direct purchases of up to 1,033,333 shares of common stock. The 1996 Stock Plan provides for the granting of options to purchase up to 1,000,000 shares of common stock.

         Both the 1995 Stock Plan and the 1996 Stock Plan provide for the grants of non-qualified and incentive options to purchase shares of the Company's common stock to employees (including officers and directors who are employed by the Company) of, and consultants to, the Company generally at the fair market value determined by the Board on the date of the grant. The 1995 Stock Plan also provided for direct purchases of common stock. The Board may determine the date on which these shares vest and become exercisable. Shares purchased as the result of the exercise of these options or direct purchases under the 1995 Stock Plan are subject to the Company's right to repurchase such shares upon the occurrence of certain events and at a price equal to the fair market value as defined on the date of repurchase.

         Options granted under the 1995 and 1996 stock plans have variable vesting periods. No options granted under these plans have a term in excess of 10 years after the date of grant.

         In June 1997, the Company adopted the 1997 Director Stock Option Plan (the "Director Plan") which provides for the granting of non-qualifying stock options to purchase-up to 50,000 shares of common stock. Under the Director Plan, non-employee directors are entitled to receive options to purchase 2,000 shares of common stock on July 1 of each year commencing in 1997. In addition, each eligible non-employee director would receive an option to purchase 2,000 shares of common stock upon the initial election to the Board of Directors. The exercise price of the options, which vest in four equal installments starting from the date of the grant, will equal the fair market value on the date of the grant. Each option shall expire 10 years after the date of the grant.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In January, March and May 1998 the Board voted to grant 66,535, 319,008 and 93,545 options, respectively, to certain employees at exercise prices of $3.00, $3.00 and $10.50 per share, respectively. The estimated fair market value of the Company's common stock at the date of each of these grants was determined to be $8.40, $8.40 and $12.00 per share, respectively. Accordingly, such grants were deemed to be compensatory options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

         Pursuant to an agreement effective July 1998, the Company granted options to purchase a total of 100,000 shares to a director of the Company for consulting services to be rendered over a two year period (see Note 4.). The options vest over a four-year period contingent upon services being provided through June 30, 2000. The Company recorded compensation expense of $91,000 representing the fair value of the options for the six-month period of 1998 over which services were rendered.

          Total option-related compensation expense recognized for the year ended December 31, 1998 was approximately $375,000.

Stock Option Repricing

         On November 5, 1998, the Board of Directors of the Company, upon recommendation of the Compensation Committee of the Board of Directors, authorized the Company to offer to grant to each employee who held an outstanding stock option granted under the Company's 1996 Stock Option Plan (the "Plan") on May 11, 1998 and August 5, 1998 with an exercise price of $10.50 and $12.125 per share, respectively (collectively, the "Old Options"), a new stock option (collectively, the "New Options") under the Plan, in exchange for the cancellation of each such Old Option. Each such New Option would (a) have an exercise price of $5.00 per share, (b) be exercisable for one half the number of shares of the Company's common stock covered by the outstanding unexercised Old Option cancelled in exchange therefor and (c) have a vesting schedule that is based on the vesting schedule of the Old Option it replaces except that the date on which the vesting schedule commences is November 5, 1998. Based on this offer, the Company granted to employees New Options to purchase an aggregate of 24,617 shares of common stock, at an exercise price of $5.00 per share in exchange for and upon cancellation of Old Options to purchase an aggregate of 49,206 shares of common stock with a weighted average exercise price of $11.08 per share.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         A summary of stock option activity through December 31, 1998 is presented below:

                                                              Weighted
                                                              Average
                                           Shares          Exercise Price
                                      -----------------   -----------------

Outstanding at December 31, 1995               950,386              $1.50
     Granted                                   444,554               2.07
     Exercised                                 (24,792)              1.50
     Forfeited/canceled                       (450,028)              1.61
                                      -----------------   -----------------
Outstanding at December 31, 1996               920,120               1.72
     Granted                                   517,597               3.00
     Exercised                                 (38,035)              1.64
     Forfeited/canceled                       (349,475)              2.30
                                      -----------------   -----------------
Outstanding at December 31, 1997             1,050,207               2.16
     Granted                                 1,164,060               4.61
     Exercised                                (115,612)              1.87
     Forfeited/canceled                       (316,719)              4.64
                                      -----------------   -----------------
Outstanding at December 31, 1998             1,781,936               3.34
                                      =================   =================

         Options vested and exercisable at December 31, 1998, 1997 and 1996 were 554,833, 488,763 and 384,005, respectively.

         In July and October 1995 the Company granted options to purchase a total of 260,000 shares of common stock other than pursuant to the 1995 Stock Plan at an exercise price of $1.50 per share.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB No. 25 and related Interpretations in accounting for options. Accordingly, no compensation expense has been recognized for the issuance of options except for grants deemed to be compensatory options, as previously discussed in this footnote. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, the Company has estimated the fair value of its non-compensatory stock options by applying the Black-Scholes method which considers volatility of the underlying stock using risk free interest rates based on zero coupon Treasury instruments with maturities similar to the estimated option term and assuming no dividends.

         Had compensation cost for the Company's stock option plans been determined based on the Black-Scholes valuation at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss to common stockholders and net loss per share to common stockholders would have been increased to the SFAS No. 123 pro forma amounts indicated below in thousands except per share amounts:

                                                                                      Years Ended December 31,
                                                                                1998            1997           1996
                                                                            -------------   -------------  -------------
Net loss to common stockholders' -  as reported                                $ (18,728)      $ (21,817)     $ (25,390)
Net loss to common stockholders' -  SFAS 123 proforma                            (19,045)        (21,941)       (25,427)
Net loss per share to common stockholders' -  as reported                         ($3.49)        ($10.53)       ($12.54)
Net loss per share to common stockholders' -  SFAS 123 proforma                   ($3.55)        ($10.59)       ($12.56)

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the effects on reported net income for future years. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

         The weighted average fair value per share at date of grant for stock options granted during the years December 31, 1998, 1997 and 1996 was $4.20, $1.15 and $0.66, respectively. The fair value of each option granted during the years ended December 31, 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with a 55.79%, 0% and 0% expected volatility, respectively, a dividend yield of 0% for all periods, weighted average expected lives of 6.0, 8.0 and 6.3 years, respectively, and weighted average risk free interest rates of 5.2%, 6.2% and 6.0%, respectively.

         The following table summarizes the status of the Company's stock options outstanding and exercisable at December 31, 1998:

                                     Stock Options Outstanding                       Stock Options Exercisable
                         ---------------------------------------------------      -------------------------------
                                              Weighted          Weighted                             Weighted
                                               Average           Average                              Average
     Range of                                 Remaining         Exercise                             Exercise
 Exercise Prices            Shares         Contactual Life        Price              Shares            Price
-------------------      --------------   ------------------  --------------      --------------   --------------
$1.50 to $1.80                 444,928                 4.97           $1.54             394,207            $1.53
$2.70 to $3.30                 647,517                 8.87           $3.04             134,926            $2.98
$3.375 to $3.688               468,000                 8.81           $3.44                   -                -
$4.75 to $10.50                166,922                 9.73           $6.11                   -                -
$12.00 to 12.50                 54,569                 5.34          $12.28              25,700           $12.50
                         --------------                                           --------------
                             1,781,936                                                  554,833
                         ==============                                           ==============

  Warrants

         In connection with its engagement of a private placement agent for the sale by the Company of the Series B Preferred Stock, the Company agreed in June 1995 to issue the placement agent a warrant to purchase 107,876 shares of Series B (35,959 shares of common stock on an as-converted basis) at an exercise price of $4.625 per share ($13.875 per share of common stock on an as-converted basis). In connection with the Series B bridge financing, the Company agreed in August 1995 to issue the lender a warrant to purchase 285,714 shares of Series B at an exercise price of $2.345 per share, which warrant was exercised on a cashless basis in September 1996 for 218,714 shares. Both of these warrants are for a term of five years, subject to earlier expiration upon the occurrence of certain events. The Company believes the fair market value of each warrant was nominal.

         In connection with the issuance of Series C, the Company issued warrants to purchase up to 1,409,127 shares of Series C (551,574 shares of common stock on an as-converted basis) at an exercise price of $4.50 per share ($13.50 per share of common stock on an as-converted basis). These warrants are for a term of five years, subject to earlier expiration upon the occurrence of certain events.

         In connection with the issuance of Series D, the Company issued warrants to purchase 154,285 shares of Series D (102,857 shares of common stock on an as-converted basis) at $9.00 per share ($13.50 per share of common stock on an as-converted basis) pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes (see Note 11.). The warrants expire on April 5, 2003.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In April 1998, the Company issued warrants to purchase up to 166,666 shares of common stock at an exercise price of $3.00 per share pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes (see Note 11.). The warrants are for a term of ten years. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. On January 27, 1999 and March 8, 1999, warrants to purchase 10,000 shares and 2,666 shares of common stock, respectively, were exercised at an exercise price of $3.00 per share, for cash proceeds of $30,000 and $7,998, respectively.

17. STOCK PURCHASE PLANS/AGREEMENTS:

         In the period from inception to December 31, 1995, the Company sold 139,999 shares of common stock to certain employees of the Company at $1.50 per share under the provisions of the 1995 Stock Plan or separate stock purchase agreements. Employees vest in these shares over four years from their respective dates of purchase, with 25% vesting on the first anniversary of the purchase and pro rata thereafter over the remaining 36 months. If an employee who purchased stock under either the 1995 Stock Plan or separate agreements ceases to be employed by the Company, the Company at its option may elect to repurchase the employee's unvested shares at the original cost paid by the employee for such stock and vested shares at a price equal to the fair market value as determined on the date of repurchase. In October 1995, the Company sold 40,000 shares of common stock to a director who also serves as a consultant to the Company for $1.50 per share of which $10,000 was paid in cash and $50,000 was paid in the form of a non-recourse interest bearing note due March 31, 1996. In June 1996, the Company canceled the promissory note plus interest accrued thereunder (totaling approximately $52,000), in lieu of payment to the director for services rendered to the Company in 1995 (for which the director was entitled to receive $25,000) and the first six months of 1996 (for which the director was entitled to receive $30,000) plus interest. These shares are also subject to certain repurchase rights by the Company in the event that the director ceases to be either a director of, or consultant to, the Company.

         Pursuant to an agreement entered into in February 1997, the Company issued to a director of the Company for services rendered 16,667 shares of common stock which vest over six quarterly periods contingent upon services being provided during the period. The Company recorded as compensation expense $50,000 representing the fair value of the common stock over the period during which the services are rendered. Under the agreement, the Company also granted to the director 8,333 non-qualified stock options with an exercise price at the fair market value on the date of grant which vest over four years. In addition, the Company reimbursed him $18,000 for operational expenses.

18. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS:

         In the United States, the Company maintains a Savings and Retirement Plan (the "401 (k) Plan") under Section 401 of the Internal Revenue Code. In 1997, the Company amended its 401(k) Plan specifying that employees can enter the plan on the date of hire or the first day of the month. In 1998, the Company amended its 401(k) Plan specifying that employees can enter the plan on the first day of the month following the date of hire. Employees must have attained the age of 21. In prior years, employees were eligible to participate in the 401(k) Plan who worked a minimum of one year and had attained the age of 21. The Company matched by 25% that portion representing the first 3% of an employee's base salary and by 50% that portion representing the next 3% of an employee's base salary. Effective in 1997, the employer contributions are discretionary after considering business results at the conclusion of each plan year. The Company has made mandatory contributions to the 401(k) Plan of $63,000 during the year ended December 31, 1996 and made no discretionary contributions during the years ended December 31, 1997 and 1998.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In the United Kingdom, the Company maintains a defined contribution plan. All permanent employees who have attained the age of 20, and are not contributing to a personal pension plan, are eligible to participate. The Company matches a percentage of employee contributions, which are invested at each participant's discretion in a choice of three funds. The employer matching percentage is determined within defined age ranges. During the years ended December 31, 1998, 1997 and 1996 the Company's match totaled $22,000, $2,000, $2,000, respectively.

19. DISCONTINUED OPERATIONS:

         On June 25, 1996, the Company announced the discontinuation of the BIS market research business. In connection with the discontinuance of such operations, the Company terminated the personnel employed in developing and compiling the data-intensive BIS market research products, ceased operations at two of its licensed facilities in England and entered into contracts with two independent IT service providers engaged to fulfill the Company's obligations to customers of BIS under certain existing subscription agreements, all of which expired by June 1997. The contracts with the service providers required that Giga pay a percentage of the remaining contract value in exchange for their fulfillment of Giga's obligations. In 1996, a total of approximately $623,000 was paid to the service providers to fulfill the obligations remaining under the discontinued operations. A provision of approximately $1,187,000 was established for probable refunds in connection with dissatisfied clients. At December 31, 1996 a total of approximately $720,000 remained in the provision for refunds. The contracts with the providers also require the service providers to pay royalties to Giga upon the renewal of contracts by them. Through December 31, 1997, no royalties had been earned or received. The results of these operations prior to June 25, 1996 have been classified as discontinued operations and prior year financial statements have been restated to reflect the discontinuance. A charge of approximately $2,315,000 (net of taxes of approximately $158,000) was recorded in 1996 for the loss on disposition of the operations consisting primarily of rent and compensation. Included within the charge was a provision related to the operations at two facilities in England which, based on the market for subleased properties at the time, approximates the present value of the expected expenses of these facilities for two and one-half years plus fifty percent of the expected expenses over the remaining life of the leases and a provision for the severance benefits payable to the terminated employees.

         A gain of approximately $1,101,000 was recorded in 1997, mainly comprised of a reversal of the provision for future lease commitments and related expenses for two facilities in England and the provision which was established for refunds to dissatisfied customers.

         The net liabilities of the discontinued operations of the BIS business as of December 31, 1996 consisted primarily of accounts receivable ($404,000), amounts payable related to rent and facilities expenses ($2,245,000), customer refunds ($720,000), liability to providers ($206,000) and salaries and related severance costs ($56,000).

         On December 20, 1996 the Company elected to discontinue its Australian econometric forecasting business, BIS Shrapnel, and commenced discussions with the management team for the purchase of the entire business. A charge of approximately $160,000 was recorded at the time for the loss on disposition of the operations consisting primarily of estimated losses to be incurred in the operation of the business through the anticipated disposal date. The entire business was sold in July 1997 to the management team for AU$407,500, or approximately $293,000 at the time of sale. A gain of approximately $212,000 was recognized on the disposition after giving effect to transaction costs.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The net assets of the discontinued BIS Shrapnel business as of December 31, 1996 consisted primarily of accounts receivable ($438,000), prepaid expenses ($394,000), property, plant and equipment, net ($404,000), deferred revenue ($496,000), reserve for loss on disposal ($162,000) and provision for long-term service ($258,000).

         The results of BIS Shrapnel operations prior to December 20, 1996 have been classified as discontinued operations and prior year financial statements have been restated to reflect the discontinuance.

         The operating results of the BIS business and BIS Shrapnel operations are summarized as follows (in thousands):

                                             BIS           BIS Shrapnel
                                         Year Ended         Year Ended
                                        December 31,       December 31,
                                            1996               1996
                                      ------------------   --------------

Revenues                                 $ 3,557             $ 4,437

Pre-tax income                                35                (134)

Provision for income taxes                   114                   -

Net income                                   (79)               (134)


20. SEGMENT INFORMATION:

         Giga has determined that it operates in one reportable segment, information technology ("IT") advisory services. This determination is based on the Company's method of internal reporting and the similarities among its products and services. Giga's products and services are similar with regard to financial performance and business risk, targeted customer market, the methods used to market, sell and provide its products and services to customers and their purpose which is to provide customers with objective analyses and advice on developments and trends in IT.

         Revenues from the products and services within, and in support of, Giga's IT advisory services are presented in detail in the Company's Consolidated Statements of Operations. No single customer accounted for more than 3% of the Company's revenues for the year ended December 31, 1998.

         The accounting policies used to evaluate performance are the same as those described in the "Summary of Significant Accounting Policies" (Note 2.). Giga evaluates performance based on income (loss) from operations.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about the Company's reported revenues and total assets for the years ended December 31, 1998, 1997 and 1996, respectively (in thousands).

Revenues
                                                  1998            1997           1996
                                               ------------   -------------   ------------
United States                                     $ 34,908        $ 17,249        $ 6,961
United Kingdom                                       2,903           2,014          2,314
Other International                                    948             396            948
                                               ------------   -------------   ------------
      subtotal                                      38,759          19,659         10,223
Transfers between areas                                  -               -            (85)
                                               ------------   -------------   ------------
      Consolidated revenue                        $ 38,759        $ 19,659       $ 10,138
                                               ============   =============   ============


Total Assets
                                                  1998            1997           1996
                                               ------------   -------------   ------------
United States                                     $ 44,126        $ 20,114       $ 17,928
United Kingdom                                       2,428           1,690          1,019
Other International                                  2,659           1,219            732
                                               ------------   -------------   ------------
      Consolidated total assets                   $ 49,213        $ 23,023       $ 19,679
                                               ============   =============   ============


                          Giga Information Group, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                                Additions       Additions
                                                Balance at     Charged to      Charged to      Deductions     Balance at
                                                Beginning       Costs and         Other           From            End
                                                 of Year        Expenses        Accounts        Reserve         of Year
                                               -------------  --------------   ------------   -------------   ------------
Year ended December 31, 1996
     Allowance for doubtful accounts                    $79            $407             $0             $27           $459
                                               =============  ==============   ============   =============   ============

Year ended December 31, 1997
     Allowance for doubtful accounts                   $459            $298             $0            $274           $483
                                               =============  ==============   ============   =============   ============

Year ended December 31, 1998
     Allowance for doubtful accounts                   $483              $0             $0             $73           $410
                                               =============  ==============   ============   =============   ============


                                INDEX TO EXHIBITS

            Exhibit
            Number                     Description of Documents
            ------                     ------------------------

             1(1)         Underwriting Agreement

             3.1(1) Fifth Amended and Restated Certificate of Incorporation of the Registrant

             3.2(1)       Amended and Restated By-Laws of the Registrant

             4(1) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant

             10.1(1) Form of Series C Preferred Stock Purchase Warrant dated January 2, 1998 and issued to the Investors in the Series C Financing

             10.2(1) Registration Rights Agreement dated November 13, 1995, as amended, among the Registrant, the Investors named on Exhibit A thereto, Gideon I. Gartner and David L. Gilmour

             10.3(1) Co-Sale and Stock Restriction Agreement dated November 13, 1995, as amended, among the Registrant, Gideon I. Gartner and the stockholders named on the signature pages thereto

             10.4(1) Loan and Warrant Purchase Agreement dated April 7, 1998 between the Registrant and the Lenders named in Schedule A thereto

             10.5(1) Form of Convertible Promissory Note dated April 7, 1998 issued to certain affiliates of Friedman, Billings, Ramsey and Co., Inc.

             10.6(1) Form of Common Stock Purchase Warrant dated April 7, 1998 issued to certain affiliates of Friedman, Billings, Ramsey and Co., Inc.

             10.7(1) Security Agreement dated as of April 7, 1998 between the Registrant and an affiliate of Friedman, Billings, Ramsey and Co., Inc. as agent for the Lenders

             10.8* Employment Agreement dated December 24, 1998 between the Registrant and Gideon I. Gartner

             10.9* Consulting Agreement dated December 18, 1998 between the Registrant and Richard L. Crandall

             10.10(1) Consulting Agreement dated February 1, 1998 between the Registrant and David Gilmour

             10.11(1) Non-competition Agreement dated November 13, 1995 between the Registrant and Gideon I. Gartner

             10.12(1) Lease dated October 31, 1995 between the Registrant and Cambridge 1400 Limited Partnership

             10.13(1) (a) Lease dated October 6, 1987, as amended, between BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as Trustee of Longwater Circle Trust (b) Lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P.

             10.14(2)     1995 Stock Option/Stock Issuance Plan

             10.15(3)     1996 Stock Option Plan

             10.16(4)     1997 Director Option Plan

             11*          Statement re computation of earnings per share

             21(1)        Subsidiaries of the Registrant

             23*          Consent of PricewaterhouseCoopers LLP

             27*          Financial Data Schedule


--------------------------------------------------------------------------------

             *            Filed herewith

             (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.

             (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64411), dated September 28, 1998.

             (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.

             (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.