Form 10-Q
period 1999-03-31
GIGA INFORMATION GROUP INC
filed 1999-05-17
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or


    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of May 3, 1999, there were 9,986,311 shares of Common Stock, $.001 par value, of the registrant outstanding.


================================================================================

                          GIGA INFORMATION GROUP, INC.



                                      INDEX

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998
                            (unaudited)                                                                   3.

                  Condensed Consolidated Balance Sheets at March 31, 1999  (unaudited)
                           and December 31, 1998                                                          4.

                  Condensed Consolidated Statements of Cash Flows for
                           the three months ended March 31, 1999 and March 31,
                           1998 (unaudited)                                                               5.

                  Notes to Condensed Consolidated Financial Statements (unaudited)                        6.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                          8.


PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                               17.

         Item 6.  Exhibits and Reports on Form 8-K                                                        18.


SIGNATURE PAGE                                                                                            19.

INDEX TO EXHIBITS                                                                                         20.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)


                                                         Three Months Ended
                                                              March 31,
                                                        1999            1998
                                                    -----------     -----------
Revenues:

    Continuous information services                 $    10,354     $     6,804
    Other services                                        1,586           1,748
                                                    -----------     -----------

    Total revenues                                       11,940           8,552

Costs and expenses:
    Cost of services                                      5,940           4,462
    Sales and marketing                                   6,782           5,781
    Research and development                                254             339
    General and administrative                            2,118           1,352
    Depreciation and amortization                           379             385
                                                    -----------     -----------

    Total costs and expenses                             15,473          12,319
                                                    -----------     -----------

Loss from operations                                     (3,533)         (3,767)
                                                    -----------     -----------

Interest income                                             254              37
Interest expense                                            (37)            (86)
Foreign exchange gain/(loss)                               (244)            (16)
                                                    -----------     -----------

    Loss from operations before income taxes             (3,560)         (3,832)
Income tax (benefit)/charge                                  42               4
                                                    -----------     -----------

Net Loss                                                 (3,602)         (3,836)
                                                    ===========     ===========

Results per common share:
    Historical -  basic and diluted:
       Net loss                                     $     (0.36)    $     (1.81)
                                                    ===========     ===========
       Weighted average number of shares              9,955,957       2,115,837
                                                    ===========     ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                            March 31,   December 31,
                                                                                              1999        1998
                                                                                            ----------  -----------
                                                                                           (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                               $ 15,789    $ 14,149
    Marketable securities                                                                      4,371       6,908
    Trade accounts receivable, net of allowance for uncollectible accounts of $407
      and $410 at March 31, 1999 and December 31, 1998, respectively                           9,296      15,017
    Unbilled accounts receivable                                                               3,735       4,606
    Prepaid expenses and other current assets                                                  5,642       4,911
                                                                                            --------    --------
    Total current assets                                                                      38,833      45,591
Property and equipment, net                                                                    4,170       3,430
Other assets                                                                                     191         192
                                                                                            --------    --------
      Total assets                                                                          $ 43,194    $ 49,213
                                                                                            ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                           1,848       1,989
    Deferred revenues                                                                         27,978      29,470
    Accrued expenses and other current liabilities                                             6,100       7,443
    Debt - other, current portion                                                                481         461
                                                                                            --------    --------
    Total current liabilities                                                                 36,407      39,363
Long-term debt - other                                                                           316         444
                                                                                            --------    --------
      Total liabilities                                                                       36,723      39,807

Stockholders' equity:
    Preferred Stock, $.001 par value; 5,000,000 shares authorized, zero issued and
      outstanding at March 31, 1999 and December 31, 1998, respectively:                          --          --
    Common Stock, $.001 par value: 60,000,000 shares authorized, 9,969,436 and 9,943,502
      shares issued and outstanding at March 31, 1999 and December 31, 1998, respectively         10          10
Additional paid-in capital                                                                    80,489      80,550
Deferred compensation                                                                         (1,421)     (1,614)
Accumulated deficit                                                                          (73,259)    (69,657)
Accumulated other comprehensive income                                                           652         117
                                                                                            --------    --------
Total stockholders' equity                                                                     6,471       9,406
                                                                                            --------    --------
      Total liabilities and stockholders' equity                                            $ 43,194    $ 49,213
                                                                                            ========    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                               1999        1998
                                                                                             --------    --------

Cash flows from operating activities:
    Net loss                                                                                 $ (3,602)   $ (3,836)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
       Depreciation and amortization                                                              379         385
       Provision for doubtful accounts                                                             (2)        (79)
       Interest on long-term debt added to principal                                               --          13
       (Gain) loss on sale of fixed assets                                                          8          (9)
       Compensation expense related to stock options                                               65          29
       Other non-cash items                                                                        --           8
    Change in assets and liabilities:
       Decrease (increase) in accounts receivable                                               6,375       5,321
       Decrease (increase) in prepaid expenses and other current assets                        (1,386)        (53)
       (Decrease) increase  in deferred revenues                                               (1,349)     (2,045)
       (Decrease) increase  in accounts payable and accrued liabilities                          (188)     (1,023)
                                                                                             --------    --------

Net cash provided by (used in) operating activities:
    Net cash provided by (used in) continuing operations                                          300      (1,289)
    Net cash used in discontinued operations                                                       --         (13)
                                                                                             --------    --------
       Net cash provided by (used in) operating activities                                        300      (1,302)
                                                                                             --------    --------

Cash flows from investing activities:
    Acquisitions of equipment and improvements                                                 (1,137)       (261)
    Purchases of marketable securities                                                         (4,157)         --
    Proceeds from maturities of marketable securities                                           6,694          --
    Other, net                                                                                      4          10
                                                                                             --------    --------
       Cash provided by (used in) investing activities                                          1,404        (251)
                                                                                             --------    --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock under stock option plans                                28          65
    Proceeds from issuance of Common Stock due to exercise of warrants                             38          --
    Repayments of principal to related parties                                                     --        (224)
    Principal payments on long-term debt, current portion                                        (108)        (72)
                                                                                             --------    --------
       Cash provided by (used in) financing activities                                            (42)       (231)
                                                                                             --------    --------

    Effect of exchange rates on cash                                                              (22)         (2)
    Net increase (decrease) in cash and cash equivalents                                        1,640      (1,786)
    Cash and cash equivalents, beginning of period                                             14,149       3,539
                                                                                             --------    --------
       Cash and cash equivalents, end of period                                              $ 15,789    $  1,753
                                                                                             ========    ========

    Supplementary cash flow information:
       Income taxes paid                                                                     $     42    $      5
       Interest paid                                                                         $     37    $     55

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                         GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company at March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

2.       Computation of Earnings per Share of Common Stock

Due to the losses incurred by the Company for the three month periods ended March 31, 1999 and 1998, common equivalent shares resulting from the assumed exercise of outstanding stock options and warrants and the assumed conversion of outstanding convertible notes payable at March 31, 1998 have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Options and warrants to purchase 2,630,150 and 1,883,598 shares of Common Stock were outstanding at March 31,1999 and 1998, respectively. Common equivalent shares resulting from the assumed conversion of outstanding convertible notes payable at March 31,1999 and 1998 were 0 and 78,910 shares, respectively.

3.       Comprehensive Income (Loss)

         The table below sets forth "Comprehensive Income (Loss)" as defined by SFAS No. 130 (in thousands):


                                                            Three Months Ended
                                                                 March 31,
                                                             1999        1998
                                                            -------     -------

Net loss                                                    $(3,602)    $(3,836)
     Other Comprehensive income (loss), net of tax:
        Foreign currency translation adjustment                 535          74
                                                            -------     -------

Comprehensive loss                                          $(3,067)    $(3,762)
                                                            =======     =======

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.       Segment Information

         Giga has determined that it operates in one reportable segment, information technology ("IT") advisory services. Revenues from the products and services within, and in support of, Giga's IT advisory services are presented in detail in the Company's Condensed Consolidated Statements of Operations.

         Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about the Company's reported revenues and total assets for the three months ended March 31, 1999 and 1998, respectively (in thousands).


Revenues
                                                                March 31,
                                                             1999      1998
                                                            -------   -------
United States                                               $10,762   $ 7,852
United Kingdom                                                  809       514
Other International                                             369       186
                                                            -------   -------
              subtotal                                       11,940     8,552
Transfers between areas                                          --        --
                                                            -------   -------
              Consolidated revenue                          $11,940   $ 8,552
                                                            =======   =======


Total Assets
                                                                March 31,
                                                              1999      1998
                                                            -------   -------
United States                                               $37,669   $12,353
United Kingdom                                                3,151     1,875
Other International                                           2,374     1,445
                                                            -------   -------
              Consolidated total assets                     $43,194   $15,673
                                                            =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements, including those concerning the Company's expectations, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of the Company, specific consideration should be given to various factors including the following: the Company's prior losses and anticipation of future losses; the Company's need to attract and retain qualified personnel; the Company's dependence on sales and renewals of subscription-based services; the Company's ability to achieve and sustain high renewal rates; the Company's ability to manage and sustain growth; the Company's future capital needs and the risks of working capital deficiency; the Company's dependence on key personnel; competition; the risks associated with the development of new services and products; the potential for significant fluctuations in quarterly operating results; continued market acceptance and demand for Giga services; uncertainties relating to proprietary rights; the Company's dependence on the Internet infrastructure; the risk of system failure; the risks related to content; and the risks associated with international operations.


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

The Company introduced its Advisory Service and GigaWeb in April 1996. In July 1996, the Company introduced its IT Practice Services. Advisory Consulting was introduced in September 1997. The Company's Events and Publications product line was acquired with the acquisition of BIS Strategic Decisions, Inc. (BIS) in April 1995. For financial reporting purposes, revenues from (i) Advisory Service, IT Practice Services and Continuous Advisory Consulting are aggregated into Continuous Information Services, and (ii) Events and publications and other services, principally consulting, are aggregated into Other Services. The Company expects that CIS revenues will continue to increase as a percentage of its total revenues.

The Company's Continuous Information Services ("CIS") are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A small number of CIS contracts, however, are billed quarterly. Amounts received in advance of services provided are reflected in the Company's financial statements as deferred revenues and are recognized monthly on a prorata basis over the term of the contract. Revenues from Other Services are recognized as follows: events as they occur, publications as they are delivered and consulting as such services are performed. Unbilled receivables are primarily generated as a result of contractual quarterly billing terms offered in connection with the Company's Continuous Information Services. The Company also records the related commission obligation upon acceptance of a CIS contract and amortizes the corresponding deferred commission over the contract period in which the related CIS revenues  are  earned.  With the  consistent  application  of  these  accounting policies as well as growth in CIS contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

Essentially all of the Company's current international operations are located in the European Community and Canada. The Company operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries in the European Community as well. In Canada, the Company utilizes a full-scale field sales force and provides business support to these salespersons through its operations in the United States. Substantially all of the Company's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of the Company's revenues from Canada are denominated in U.S. dollars. The Company markets in Israel, Korea and Italy through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies inherently have financial risk. To date, however, the Company's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. The Company does not currently hedge its exposure to foreign currency adjustments.

The Company believes that a leading measure of the volume of its CIS business is the annualized value ("Annualized Value" or "AV") of its Continuous Information Services agreements in effect at a given point in time. The Company calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. Annualized Value at March 31, 1999 increased 54% to $45.5 million from $29.5 million at March 31, 1998, while Annualized Value per client increased 29% to $47,800 at March 31, 1999 from $37,000 at March 31, 1998. The year-over-year growth rate of AV declined from 54% for the first quarter of 1999 as compared to 152% for the same period of 1998, due primarily to a decrease in business from new customers. Price pressure has also increased as the Company's competitors have adjusted their prices in response to what Giga believes is the superior value of its services.

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

A majority of the Company's annual contracts renew automatically unless the customer cancels the subscription. The Company's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total CIS fees each year. Approximately 26% of contract value up for renewal in the first quarter of 1999 cancelled, discontinuing all Continuous Information Services, as compared to 30% for the same period of 1998. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. The Company believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful due in part to the Company's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of the Company's major competitors.

The Company's operating expenses consist of cost of services, selling and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of the Company's Continuous Information Services and other services including personnel expenses for analysts and other personnel, direct expenses for events and conferences, expenses to create, print and distribute publications and royalties to third party information providers. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the administrative functions of the Company.

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

         The Company has incurred substantial tax losses since inception, and acquired tax losses with its acquisition of BIS. Due to the magnitude of these existing tax losses, continuing losses anticipated through at least 1999 and the substantial uncertainties associated with its business, at this time the Company concludes that it is more likely than not that the deferred tax associated with these tax losses will not be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                        1999          1998
                                                      --------   ---------
Revenues:
    Continuous information services                       87%         80%
    Other services                                        13%         20%
                                                      --------   ---------

       Total revenues                                    100%        100%
                                                      --------   ---------

Costs and expenses:
    Cost of services                                      50%         52%
    Sales and marketing                                   57%         68%
    Research and development                               2%          4%
    General and administrative                            18%         16%
    Depreciation and amortization                          3%          4%
                                                      --------   ---------

       Total costs and expenses                          130%        144%
                                                      --------   ---------

    Loss from operations                                 (30%)       (44%)

Interest income                                            2%           -
Interest expense                                            -         (1%)
Foreign exchange gain/(loss)                              (2%)          -
                                                      --------   ---------

    Loss from operations before income taxes             (30%)       (45%)
Income tax (benefit) charge                                 -           -
                                                      --------   ---------

    Net loss                                             (30%)       (45%)
                                                      ========   =========


         In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998


         Revenues. Total revenues increased 40% to $11.9 million for the three months ended March 31,1999 from $8.6 million for the same period in 1998. The increase in total revenues was due to the increase in revenues from Continuous Information Services.

         Revenues from Continuous Information Services increased 52% to $10.4 million for the three months ended March 31, 1999 from $6.8 million for the same period in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services.

         Revenues from Other Services decreased 9% to approximately $1.6 million for the three months ended March 31, 1999 from approximately $1.7 million for the same period in 1998. The decrease was primarily due to lower conference revenues.

         Cost of services. Cost of services increased 33% to $5.9 million for the three months ended March 31, 1999 from $4.5 million for the same period in 1998. The increase in costs was primarily due to the expansion of analyst staff to support an increased customer base and other expenses associated with providing Continuous Information Services.

         Sales and marketing. Sales and marketing expenses increased 17% to $6.8 million for the three months ended March 31, 1999 from $5.8 million for the same period in 1998. The increase was principally due to expansion of the Company's direct sales organization when compared to the first quarter of 1998.

         Research and development. Research and development expenses decreased 25% to $254,000 for the three months ended March 31, 1999 from $339,000 for the same three-month period in 1998. The decrease was primarily due to lower personnel costs and headcount.

         General and administrative. General and administrative expenses increased 57% to $2.1 million for the three months ended March 31, 1999 from $1.4 million for the same period in 1998. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support the Company's growth.

         Depreciation and amortization. Depreciation and amortization expense decreased 2% to $379,000 for the three months ended March 31, 1999 from $385,000 for the same period in 1998. The decrease was primarily due to lower costs resulting from the culmination of leasehold amortization charges partially offset by increased depreciation costs resulting from computer equipment and software purchased for new personnel.

         Interest income and expense. Interest income increased to $254,000 for the three months ended March 31, 1999 from $37,000 for the same period in 1998 due to greater cash balances available for investment. Interest expense on long-term equipment financing decreased to $37,000 in the first quarter of 1999 from $86,000 for the same period in 1998 due to a lower outstanding principal balance.

         Foreign exchange gain/(loss). Foreign exchange losses increased to $244,000 for the three months ended March 31, 1999 from $16,000 for the same period in 1998 due primarily to unrealized losses caused by weakening of the German Mark and the French Franc versus the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES


         Prior to August 1998, the Company funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. The Company received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $81,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, the Company also issued notes in the aggregate principal amount of $10.0 million (the "Bridge Notes") and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the notes became due and payable upon the consummation of the Company's Offering. Between August 4, 1998 and March 8, 1999 warrants to purchase 60,665 shares of common stock were exercised for cash of $181,995, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

         In August 1998, the Company completed its public offering of 3,000,000 shares of common stock at $12.50 per share (the "Offering"). Net proceeds to the Company aggregated approximately $33.8 million. The Company used $10.2 million of the net proceeds to repay obligations for principal and remaining accrued interest under the Bridge Notes issued in April 1998. Also upon the consummation of the Offering, all outstanding shares of the Company's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of common stock.

         At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $20.2 million. During the quarter ended March 31,1999, the Company's capital expenditures totaled approximately $1.1 million, primarily for computer equipment and applications software. The Company expects that additional purchases of computer equipment will be made as the Company's employee base and customer base grows. As of March 31, 1999, the Company had no material commitments for capital expenditures, and the Company does not currently expect the rate of capital spending to vary significantly through the end of 1999.

         Net cash provided by continuing operations was approximately $300,000 for the quarter ended March 31, 1999 versus net cash used by continuing operations of $1.3 million for the same quarter of 1998. This increase in cash generated by continuing operations was due principally to changes in various balance sheet accounts, particularly accounts receivable, accounts payable and accrued expenses.

         Net cash provided by investing activities was approximately $1.4 million for the three-month period ended March 31, 1999 versus $251,000 of cash used in investing activities for the same period of 1998. The increase was primarily due to the maturity of marketable debt securities offset by purchases of marketable securities and computer equipment and applications software.

         Cash used in financing activities was approximately $42,000 and $231,000 for the quarter ended March 31, 1999 and 1998, respectively. This decrease was due primarily to lower repayments of principal on outstanding debt in 1999.

         The Company has spent substantial amounts to date on capital and operating expenditures, which have contributed to an accumulated deficit of
$73.3 million. Furthermore, the Company expects capital and operating expenditures to increase due to numerous factors, including the Company's plans to increase marketing efforts for its Continuous Information Services, the expected costs to attract and retain qualified employees, the response of competitors to the Company's services, the Company's plans to develop and market new services and products, the further enhancement of the GigaWeb system and the expansion of the Company's international operations.

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

         GigaWeb uses enhanced database, search engine, and related technology in order to provide clients with a total delivery solution for Giga research content. Outlined below are some of the issues Giga is addressing with regard to the GigaWeb Year 2000 Readiness Program. These are issues that exist in GigaWeb's present form. An upgrade to GigaWeb, scheduled for release in the fall of 1999, is expected to resolve these concerns. To the extent that these improvements contain date dependent technology, they will be developed to be fully Year 2000 compliant.

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

         Prior to the commencement of the Company's Y2K readiness initiative, certain internal business systems critical to the continuing operations of the Company had been identified for replacement due to advances in technology and the Company's growth. In addition, as a result of the Company's Y2K readiness program, internal business systems that may require remediation or replacement specifically due to the Y2K issue have been identified. In either case, the systems ranked highest in priority have either been replaced or scheduled for replacement. The Company estimates that, as of April 30, 1999, the replacement effort was approximately 90% complete for software applications and approximately 80% complete for computer hardware. The Company's objective is to substantially complete the replacement of internal business systems by November 1999. Replacement systems have been developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions including leap year conditions. Newly purchased systems are or will be verified as Y2K compliant by the vendors.

         The Company has completed its review of older computer hardware, mainly desktop systems, particularly in its European operations and has begun replacing non-compliant equipment. This equipment is not critical to ongoing business operations. The costs to replace the equipment will not be material and would normally be capitalized. In January 1999, the Company spent approximately $65,000 to replace hardware with possible Y2K issues. The Company estimates that a total of $150,000 will be spent on this replacement effort.

         The Company has identified significant service providers, vendors, suppliers and customers believed to be most critical to its business operations and is assessing the extent to which its operations are vulnerable if these vendors fail to achieve Y2K compliance. For approximately 90% of the vendors identified, the Company has surveyed their stage of Y2K readiness through questionnaires, disclosures available from their websites and other available means. While these vendors have plans and programs underway to become compliant, there is no guarantee that their systems will be converted on a timely basis.

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

         Concurrent with its readiness program, the Company is in the process of developing contingency plans in the event of possible interruptions in business operations. These plans may include the complete back-up of GigaWeb for quick restoration at alternate geographic sites, available and compliant replacement PC hardware and software and the development of internal diagnostic procedures to quickly identify work-arounds and solutions. Once developed, contingency plans and their related costs will be continuously evaluated and refined as new and additional information becomes available.

         It is currently estimated that the total cost of the Company's Y2K efforts will be approximately $415,000, or 4% of the Company's actual and projected IT costs over the project period. Of these costs $19,000 are costs incurred for the services of outside consultants and advisors and $396,000 are primarily payroll costs for the Company's information technology groups, incurred exclusively in connection with its Y2K efforts. This estimate does not include costs associated with systems previously scheduled for upgrade or replacement. As of April 30, 1999, an approximate cumulative total of $225,000 has been spent for its Y2K efforts of which $18,000 are costs incurred for the services of outside consultants and advisors and $207,000 are primarily payroll costs for the Company's information technology groups, incurred exclusively in connection with its Y2K efforts. For the four months ended April 30, 1999, approximately $92,000 has been spent on the Company's Y2K efforts of which $6,000 are costs incurred for the services of outside consultants and advisors and $86,000 are primarily payroll costs for the Company's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs are being expensed as incurred and funded through operating cash flow. These cost estimates do not include the costs associated with contingency plans under development or the costs for computer hardware and software replacement which would normally be capitalized, estimated to be less than $150,000. The estimated costs of the Company's readiness program are subject to change as the program progresses.

PART II - OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities

         Set forth below is information regarding the number of shares of capital stock issued by the Company during the fiscal quarter ended March 31, 1999 which were not registered under the Securities Act of 1933, as amended (the "Securities Act") . Further included is the consideration, if any, received by the Company for such shares of capital stock. The shares of capital stock issued in the following transactions were offered and sold in reliance upon the exemption from registration under Section 4 (2) of the Securities Act or Regulation D relative to sales by an issuer not involving any public offering.

          1. In January 1999, the Company issued 10,000 shares of Common Stock upon the exercise of warrants at an exercise price of $3.00 per share for cash proceeds of $30,000. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

          2. In March 1999, the Company issued 2,666 shares of Common Stock upon the exercise of warrants at an exercise price of $3.00 per share for cash proceeds of $7,998. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.


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

         As of April 30, 1999, the Company had used a portion of the $33.8 million net proceeds from the Offering to repay the Bridge Notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, the Company had added $18.8 million of such net proceeds to the general funds of the corporation for use as working capital and invested the remaining $4.8 million of the net proceeds in short-term, investment-grade interest-bearing obligations. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or an affiliate of the Company except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and (ii) to meet working capital needs of the Company's subsidiaries, both in the normal course of business.

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



                                             GIGA INFORMATION GROUP, INC.

    May 17, 1999                             By: /s/ Daniel M. Clarke
                                                 -------------------------------
                                                 Daniel M. Clarke
                                                 Senior Vice President.
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENTS
------            ------------------------

11       Statement of Computation of Per Share Earnings

27       Financial Data Schedule