Form 10-Q
period 1999-06-30
GIGA INFORMATION GROUP INC
filed 1999-08-16
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or


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


As of July 31, 1999, there were 10,016,098 shares of Common Stock, $.001 par value, of the registrant outstanding.

================================================================================

                          GIGA INFORMATION GROUP, INC.


                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION
           Item 1.  Financial Statements

                     Condensed  Consolidated Statements of Operations for the
                                three and six months ended June 30, 1999 and
                                June 30, 1998 (unaudited)                                              3.

                     Condensed Consolidated Balance Sheets at June 30, 1999  (unaudited)
                               and December 31, 1998                                                   4.

                     Condensed Consolidated Statements of Cash Flows for the six
                               months ended June 30, 1999 and June 30, 1998
                               (unaudited)                                                             5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                  6.

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                   8.


PART II - OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds                                          18.

           Item 4.   Submission of Matters to a Vote of Security Holders                               19.

           Item 6.  Exhibits and Reports on Form 8-K                                                   20.


SIGNATURE PAGE                                                                                         21.


INDEX TO EXHIBITS                                                                                      22.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          June 30,                            June 30,
                                                    1999             1998               1999             1998
                                                --------------- ----------------   ---------------  ---------------
Revenues:

    Continuous information services                   $ 10,815          $ 7,604          $ 21,169         $ 14,408
    Other services                                       2,075            1,508             3,661            3,256
                                                --------------- ----------------   ---------------  ---------------

    Total revenues                                      12,890            9,112            24,830           17,664

Costs and expenses:
    Cost of services                                     7,472            5,231            13,412            9,693
    Sales and marketing                                  8,573            6,537            15,355           12,318
    Research and development                               397              299               651              638
    General and administrative                           2,124            1,744             4,242            3,096
    Depreciation and amortization                          440              414               819              799
                                                --------------- ----------------   ---------------  ---------------

    Total costs and expenses                            19,006           14,225            34,479           26,544
                                                --------------- ----------------   ---------------  ---------------

Loss from operations                                    (6,116)          (5,113)           (9,649)          (8,880)
                                                --------------- ----------------   ---------------  ---------------

Interest income                                            210              122               464              159
Interest expense                                           (33)            (694)              (70)            (780)
Foreign exchange gain/(loss)                              (172)              65              (416)              49
                                                --------------- ----------------   ---------------  ---------------

    Loss from operations before income taxes            (6,111)          (5,620)           (9,671)          (9,452)
Income tax (benefit)/charge                                 10               (4)               52                -
                                                --------------- ----------------   ---------------  ---------------

Net Loss                                                (6,121)          (5,616)           (9,723)          (9,452)
                                                =============== ================   ===============  ===============

Results per common share:
    Historical -  basic and diluted:
       Net loss                                        $ (0.61)         $ (2.60)          $ (0.98)         $ (4.42)
                                                =============== ================   ===============  ===============
       Weighted average number of shares             9,988,216        2,161,542         9,972,176        2,138,715
                                                =============== ================   ===============  ===============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                              JUNE 30,         DECEMBER 31,
                                                                                                1999              1998
                                                                                            --------------   ----------------
                                                                                              (unaudited)
  ASSETS
Current assets:
    Cash and cash equivalents                                                                    $ 11,071           $ 14,149
    Marketable securities                                                                           2,766              6,908
    Trade accounts receivable, net of allowance for uncollectible accounts of $436
       and $410 at June 30, 1999 and December 31, 1998, respectively                               10,344             15,017
    Unbilled accounts receivable                                                                    4,398              4,606
    Prepaid expenses and other current assets                                                       5,034              4,911
                                                                                            --------------   ----------------
    Total current assets                                                                           33,613             45,591
Property and equipment, net                                                                         4,724              3,430
Other assets                                                                                          190                192
                                                                                            --------------   ----------------
       Total assets                                                                              $ 38,527           $ 49,213
                                                                                            ==============   ================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                1,769              1,989
    Deferred revenues                                                                              28,226             29,470
    Accrued expenses and other current liabilities                                                  7,075              7,443
    Debt - other, current portion                                                                     684                461
                                                                                            --------------   ----------------
    Total current liabilities                                                                      37,754             39,363
Long-term debt - other                                                                                  -                444
                                                                                            --------------   ----------------
       Total liabilities                                                                           37,754             39,807

Stockholders' equity:
    Preferred Stock, $.001 par value; 5,000,000 shares authorized, zero issued and
       outstanding at June 30, 1999 and December 31, 1998, respectively                                 -                  -
    Common Stock, $.001 par value: 60,000,000 shares authorized, 10,000,594 and 9,943,502
       shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively              10                 10
Additional paid-in capital                                                                         80,598             80,550
Deferred compensation                                                                              (1,304)            (1,614)
Accumulated deficit                                                                               (79,380)           (69,657)
Accumulated other comprehensive income                                                                849                117
                                                                                            --------------   ----------------
Total stockholders' equity                                                                            773              9,406
                                                                                            --------------   ----------------
       Total liabilities and stockholders' equity                                                $ 38,527           $ 49,213
                                                                                            ==============   ================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                        -------------------------------------
                                                                                              1999                 1998
                                                                                        ----------------     ----------------
Cash flows from operating activities:
       Net loss                                                                                 $(9,723)             $(9,452)
       Adjustments to reconcile net loss to net cash used in continuing operating activities:
            Depreciation and amortization                                                           819                  799
            Amortization of discount on notes payable                                                 -                  337
            Provision for doubtful accounts                                                          21                  (80)
            (Gain) loss on sale of fixed assets                                                       8                    1
            Compensation expense related to stock options                                           223                  140
            Other non-cash items                                                                      -                   18
       Change in assets and liabilities:
            Decrease (increase) in accounts receivable                                            4,519                4,046
            Decrease (increase) in prepaid expenses and other current assets                       (116)                 218
            (Decrease) increase  in deferred revenues                                            (1,018)                (311)
            (Decrease) increase  in accounts payable and accrued liabilities                        367               (1,428)
                                                                                        ----------------     ----------------

Net cash provided by (used in) operating activities:
       Net cash provided by (used in) continuing operations                                      (4,900)              (5,712)
       Net cash used in discontinued operations                                                       -                 (288)
                                                                                        ----------------     ----------------
            Net cash provided by (used in) operating activities                                  (4,900)              (6,000)
                                                                                        ----------------     ----------------

Cash flows from investing activities:
       Acquisition of equipment and improvements                                                 (2,136)              (1,028)
       Purchases of marketable securities                                                        (6,174)                   -
       Proceeds from maturities of marketable securities                                         10,316                    -
       Other, net                                                                                     4                    -
                                                                                        ----------------     ----------------
            Cash provided by (used in) investing activities                                       2,010               (1,028)
                                                                                        ----------------     ----------------

Cash flows from financing activities:
       Proceeds from issuance of Common Stock under stock option plans                               96                  163
       Proceeds from issuance of Common Stock due to exercise of warrants                            38                    -
       Proceeds from issuance of Series D Convertible Preferred Stock, net of
          issuance costs of $81                                                                       -                1,919
       Proceeds from issuance of note payable, net of origination fee of $200                         -                9,800
       Repayments of principal to related parties                                                     -                 (400)
       Principal payments on long-term debt, current portion                                       (221)              (1,211)
                                                                                        ----------------     ----------------
            Cash provided by (used in) financing activities                                         (87)              10,271
                                                                                        ----------------     ----------------

       Effect of exchange rates on cash                                                            (101)                 (69)
       Net increase (decrease) in cash and cash equivalents                                      (3,078)               3,174
       Cash and cash equivalents, beginning of period                                            14,149                3,539
                                                                                        ----------------     ----------------
            Cash and cash equivalents, end of period                                           $ 11,071              $ 6,713
                                                                                        ================     ================

       Supplementary cash flow information:
            Income taxes paid                                                                      $ 52                  $ 8
            Interest paid                                                                          $ 70                $ 512



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at June 30, 1999 and for the three and six months ended June 30, 1999 and 1998, respectively, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 1998, as filed with the Securities and Exchange Commission.

2.         Computation of Earnings per Share of Common Stock

           Due to the losses incurred by Giga for the three and six month periods ended June 30, 1999 and 1998, respectively, common equivalent shares resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Options and warrants to purchase 3,160,070 and 2,136,882 shares of Common Stock were outstanding at June 30,1999 and 1998, respectively.

3.         Comprehensive Income (Loss)

           The table below sets forth "Comprehensive Income (Loss)" as defined by SFAS No. 130 (in thousands):

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                               1999            1998              1999            1998
                                                          ---------------  --------------   ---------------  --------------
Net loss                                                         $(6,121)        $(5,616)          $(9,723)        $(9,452)
      Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustment                    197            (157)              732             (83)
                                                          ---------------  --------------   ---------------  --------------

Comprehensive loss                                               $(5,924)        $(5,773)          $(8,991)        $(9,535)
                                                          ===============  ==============   ===============  ==============

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.         Segment Information

           Giga has determined that it operates in one reportable segment, information technology ("IT") advisory services. Revenues from the products and services within, and in support of, Giga's IT advisory services are presented in detail in Giga's Condensed Consolidated Statements of Operations.

           Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three and six months ended June 30, 1999 and 1998, respectively (in thousands).

REVENUES
                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                                1999              1998               1999               1998
                                                           ---------------    --------------     --------------    ---------------
United States                                                    $ 11,471           $ 8,144           $ 22,233           $ 15,996
United Kingdom                                                      1,020               715              1,829              1,229
Other International                                                   399               253                768                439
                                                           ---------------    --------------     --------------    ---------------
                Consolidated revenue                             $ 12,890           $ 9,112           $ 24,830           $ 17,664
                                                           ===============    ==============     ==============    ===============


TOTAL ASSETS
                                                                                                             JUNE 30,
                                                                                                     1999               1998
                                                                                                 --------------    ---------------
United States                                                                                         $ 33,645           $ 19,245
United Kingdom                                                                                           2,587              1,679
Other International                                                                                      2,295              1,331
                                                                                                 --------------    ---------------
                Consolidated total assets                                                             $ 38,527           $ 22,255
                                                                                                 ==============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           STATEMENTS THAT ARE NOT HISTORICAL FACTS MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GIGA, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE AND DEMAND FOR GIGA'S SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND OTHER RISKS AS DETAILED FROM TIME-TO-TIME IN GIGA'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

           Giga is an information technology (IT) research and advisory firm offering technology and management advise to IT decision-makers via innovative research processes and a leading-edge Web interface. Giga's research focus is on helping companies integrate their businesses with the Internet; it also covers other issues pertaining to the computing, telecommunications and related industries. Giga's four principal products and services are (i) Advisory Service, (ii) e-Practice Services, (iii) Continuous Advisory Consulting and (iv) Events and Publications. Giga provides its services primarily through GigaWeb, its intelligent Internet-based information delivery interface.

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its IT Practice Services. The focus of Giga's IT Practice Services was changed in June 1999 to concentrate on e-Business; hence, the service was renamed "e-Practice Services." Advisory Consulting was introduced in September 1997. Giga's Events and Publications product line was acquired with the acquisition of BIS Strategic Decisions, Inc. (BIS) in April 1995. For financial reporting purposes, revenues from (i) Advisory Service, e-Practice Services and Continuous Advisory Consulting are aggregated into Continuous Information Services ("CIS"), and (ii) Events and publications and other services, principally ad hoc consulting, are aggregated into Other Services. Giga expects that CIS revenues will continue to increase as a percentage of its total revenues.

           Giga's Continuous Information Services are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A small number of CIS contracts, however, are billed quarterly or monthly. Amounts received in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a prorated basis over the term of the contract. Revenues from Other Services are recognized as follows: events as they occur, publications as they are delivered and consulting as such services are performed. Unbilled receivables are primarily generated as a result of contractual quarterly or monthly billing terms offered in connection with Giga's Continuous Information Services. Giga also records the related commission obligation upon acceptance of a CIS contract and amortizes the corresponding deferred commission over the contract period in which the related CIS revenues are earned. With continued growth in CIS contract value and volume and the consistent application of the accounting policies described above, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries as well. In Canada, Giga utilizes a full-scale field sales force and provides business support to these salespersons through its operations in the United States. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga markets in Spain, Portugal, Italy, Israel, Argentina and Korea through representatives. Revenues from these representatives have been and are expected to continue to be primarily denominated in U.S. dollars. To date, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies inherently have financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of the volume of its CIS business is the annualized value ("Annualized Value" or "AV") of its Continuous Information Services agreements in effect at a given point in time. Giga calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. Annualized Value at June 30, 1999 increased 47% to $48.8 million from $33.3 million at June 30, 1998, while Annualized Value per client increased 24% to $49,000 at June 30, 1999 from $39,500 at June 30, 1998. Price pressure has continued this quarter as Giga's competitors have adjusted their prices in response to what Giga believes is the superior value of its services.

            Giga also measures its performance on the basis of Net Annualized Value Increase ("NAVI") which is calculated as the value of new agreements plus upgrades, net of downgrades and cancellations. The sum of all past NAVI equals Annualized Value. Alternatively, NAVI for a period can also be derived by subtracting AV at the beginning of the period from AV at the end of the period. Because of the simplicity of the calculation, Giga generally does not report explicit NAVI data.

           A majority of Giga's annual contracts renew automatically unless the customer cancels the subscription. Giga's experience is such that substantial portions of customers renew expiring contracts for an equal or greater value of total CIS fees each year. Approximately 20% of contract value up for renewal in the second quarter of 1999 cancelled, discontinuing all Continuous Information Services, as compared to 24% for the same period of 1998. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful. This is due primarily to Giga's unified Advisory Service model, the focus of which is an integrated approach with fewer contracts/services per customer. The Giga model differs significantly from the multiple-service models of Giga's major competitors.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's Continuous Information Services and other services, including personnel expenses for analysts and other personnel, direct expenses for events and conferences, expenses to create, print and distribute publications and royalties to third party information providers. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when earned and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel expenses, consulting fees and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting Giga's administrative functions.

           Since its inception, Giga has incurred substantial costs to develop its Continuous Information Services, establish its GigaWeb delivery system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga expects to incur significant losses into the year 2000 as Giga continues to strengthen, expand and develop existing and new services, products and infrastructure.

           Giga has incurred substantial tax loss carryforwards since its inception, and acquired tax loss carryforwards with its acquisition of BIS. Due to the magnitude of these existing tax loss carryforwards, anticipated losses into the year 2000, and substantial uncertainties associated with its business, Giga is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                    1999            1998              1999            1998
                                                               ---------------  --------------   ---------------  --------------
Revenues:
     Continuous information services                                      84%             83%               85%             82%
     Other services                                                       16%             17%               15%             18%
                                                               ---------------  --------------   ---------------  --------------

        Total revenues                                                   100%            100%              100%            100%
                                                               ---------------  --------------   ---------------  --------------

Costs and expenses:
     Cost of services                                                     58%             57%               54%             55%
     Sales and marketing                                                  67%             72%               62%             70%
     Research and development                                              3%              3%                3%              4%
     General and administrative                                           16%             19%               17%             17%
     Depreciation and amortization                                         3%              5%                3%              4%
                                                               ---------------  --------------   ---------------  --------------

        Total costs and expenses                                         147%            156%              139%            150%
                                                               ---------------  --------------   ---------------  --------------

     Loss from operations                                                (47%)           (56%)             (39%)           (50%)

Interest income                                                            1%              1%                2%              1%
Interest expense                                                            -             (8%)                -             (4%)
Foreign exchange gain/(loss)                                              (1%)             1%               (2%)              -
                                                               ---------------  --------------   ---------------  --------------

     Loss from operations before income taxes                            (47%)           (62%)             (39%)           (53%)
Income tax (benefit) charge                                                 -               -                 -               -
                                                               ---------------  --------------   ---------------  --------------

     Net loss                                                            (47%)           (62%)             (39%)           (53%)
                                                               ===============  ==============   ===============  ==============


           In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


           Revenues. Total revenues increased 41% to $12.9 million for the three months ended June 30, 1999 from $9.1 million for the same period in 1998. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

           Revenues from Continuous Information Services increased 42% to $10.8 million for the three months ended June 30, 1999 from $7.6 million for the same period in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Revenues from Other Services increased 38% to $2.1 million for the three months ended June 30, 1999 from $1.5 million for the same period in 1998. The increase was primarily due to conference revenues.

           Cost of services. Cost of services increased 43% to $7.5 million for the three months ended June 30, 1999 from $5.2 million for the same period in 1998. The increase in costs was primarily due to the expansion of analyst staff to support an increased customer base and costs associated with GigaWorld IT Forum, Giga's premier conference.

           Sales and marketing. Sales and marketing expenses increased 31% to $8.6 million for the three months ended June 30, 1999 from $6.5 million for the same period in 1998. The increase was principally due to greater sales commissions and a full three months of expenses for the field analyst program in the second quarter of 1999. The field analyst program was not established until the third quarter of 1998.

           Research and development. Research and development expenses increased 33% to $397,000 for the three months ended June 30, 1999 from $299,000 for the same three-month period in 1998. The increase was primarily due to outside consulting fees for development services and recruiting fees to hire for unfilled positions.

           General and administrative. General and administrative expenses increased 22% to $2.1 million for the three months ended June 30, 1999 from $1.7 million for the same period in 1998. The increase in expense was primarily due to infrastructure costs and general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 6% to $440,000 for the three months ended June 30, 1999 from $414,000 for the same period in 1998. The increase was primarily due to increased depreciation costs resulting from computer equipment and software purchased for new personnel and new applications.

           Interest income and expense. Interest income increased to $210,000 for the three months ended June 30, 1999 from $122,000 for the same period in 1998 due to greater cash balances available for investment. Interest expense on notes payable and long-term equipment financing decreased to $33,000 in the second quarter of 1999 from $694,000 for the same period in 1998 due to repayment of notes payable in 1998 and lower outstanding principal balances on equipment leases.

           Foreign exchange gain/(loss). Foreign exchange losses increased to $172,000 for the three months ended June 30, 1999 from a gain of $65,000 for the same period in 1998 due primarily to unrealized losses caused by weakening of the German Mark, the French Franc and the British Pound versus the U.S. Dollar.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


           Revenues. Total revenues increased 41% to $24.8 million for the six months ended June 30, 1999 from $17.7 million for the same period in 1998. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

           Revenues from Continuous Information Services increased 47% to $21.1 million for the six months ended June 30, 1999 from $14.4 million for the same period in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Revenues from Other Services increased 12% to $3.7 million for the six months ended June 30, 1999 from $3.3 million for the same period in 1998. The increase was primarily due to conference revenues.

           Cost of services. Cost of services increased 38% to $13.4 million for the six months ended June 30, 1999 from $9.7 million for the same period in 1998. The increase in costs was primarily due to the expansion of analyst staff to support an increased customer base, costs associated with GigaWorld IT Forum, Giga's premier conference, and other costs associated with providing Continuous Information Services.

           Sales and marketing. Sales and marketing expenses increased 25% to $15.4 million for the six months ended June 30, 1999 from $12.3 million for the same period in 1998. The increase was principally due to higher personnel expenses, higher sales commissions, a full six months of expenses in the second quarter of 1999 for the field analyst program which was not established until the third quarter of 1998, higher business travel expenses due to a change in sales territories and higher mailing costs associated with promotions and events.

           Research and development. Research and development expenses increased 2% to $651,000 for the six months ended June 30, 1999 from $638,000 for the same period in 1998. The increase was primarily due to personnel costs.

           General and administrative. General and administrative expenses increased 37% to $4.2 million for the six months ended June 30, 1999 from $3.1 million for the same period in 1998. The increase in expense was primarily due to infrastructure costs and general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 3% to $819,000 for the six months ended June 30, 1999 from $799,000 for the same period in 1998. The increase was primarily due to increased depreciation costs resulting from computer equipment and software purchased for new personnel and newly deployed applications.

           Interest income and expense. Interest income increased to $464,000 for the six months ended June 30, 1999 from $159,000 for the same period in 1998 due to greater cash balances available for investment. Interest expense on notes payable and long-term equipment financing decreased to $70,000 for the first six months of 1999 from $780,000 for the same period in 1998 due to repayment of notes payable in 1998 and lower outstanding principal balances on equipment leases.

           Foreign exchange gain/(loss). Foreign exchange losses increased to $416,000 for the six months ended June 30, 1999 from a gain of $49,000 for the same period in 1998 due primarily to unrealized losses caused by weakening of the German Mark, the French Franc and the British Pound versus the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES


           Prior to August 1998, Giga funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. Giga received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $81,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, Giga also issued notes in the aggregate principal amount of $10.0 million (the "Bridge Notes") and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the notes became due and payable upon the consummation of Giga's initial public offering of 3,000,000 shares of common stock at $12.50 per share (the "Offering") on August 4, 1998. Between August 4, 1998 and March 8, 1999 warrants to purchase 60,665 shares of common stock were exercised for cash of $181,995, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

           Net proceeds to Giga from its Offering aggregated approximately $33.8 million. Giga used $10.2 million of the net proceeds to repay obligations for principal and remaining accrued interest under the Bridge Notes issued in April 1998. Also upon the consummation of the Offering, all outstanding shares of Giga's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of common stock.

           At June 30, 1999, Giga had cash, cash equivalents and marketable securities of approximately $13.8 million. During the six months ended June 30,1999, Giga's capital expenditures totaled approximately $2.1 million, primarily for computer equipment and application software. Giga expects that additional purchases of computer equipment and software will be made and placed into service as Giga endeavors to enhance its infrastructure and as its employee base and customer base grows. As of June 30, 1999, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 1999.

           Net cash used in continuing operations was approximately $4.9 million for the six months ended June 30, 1999 versus $5.7 million for the same period of 1998. This decrease in net cash used in continuing operations was due principally to changes in various balance sheet accounts, particularly accounts receivable, accounts payable and accrued expenses.

           Net cash provided by investing activities was approximately $2.0 million for the six-month period ended June 30, 1999 versus $1.0 million of cash used in investing activities for the same period of 1998. The increase was primarily due to maturity of marketable debt securities offset by purchases of marketable securities and computer equipment and applications software.

           Cash used in financing activities was approximately $87,000 for the six-month period ended June 30, 1999 versus $10.3 million of cash provided by financing activities for the same period of 1998. Giga did not undertake any significant additional financing activity in 1999. During this same period of 1998, Giga raised net proceeds of $11.7 million by issuance of Bridge Notes and Series D Convertible Preferred Stock and repaid outstanding debt and lease obligations of $1.6 million.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $79.4 million. Furthermore, Giga expects that capital and operating expenditures will continue to outpace revenues due to numerous factors, including Giga's plans to increase marketing efforts for its Continuous Information Services, the expected costs to attract and retain qualified employees, the response of competitors to Giga's services, Giga's plans to develop and market new services and products, the further enhancement of the GigaWeb system and the expansion of Giga's international operations.

           Giga believes that the remaining net proceeds from the Offering, together with its existing cash, cash equivalents, and maturing marketable securities and cash expected to be generated from operations, net of the repayment of debt as it becomes due, will be sufficient to fund Giga's cash needs until at least the second quarter of 2000.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, Giga might require additional working capital. Giga has access to an invoice factoring arrangement with a commercial bank under which Giga could borrow up to $3.0 million or 80% of eligible accounts receivable, whichever is less. If necessary, Giga would consider various other sources of financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.


YEAR 2000 COMPLIANCE


           Giga has commenced a readiness program to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999. Giga is leveraging the knowledge of its research staff to focus the efforts of its readiness program. Giga's readiness program is an extension of its ongoing effort to upgrade systems, applications and infrastructure that have been rendered obsolete due to advances in technology and Giga's high growth.

           Giga's products do not affect its client's internal systems. The delivery mechanisms for Giga's Advisory Service are GigaWeb (access over the Internet), IntraGiga (an FTP or HTTP download of Giga's Research for use on internal networks) and GigaNotes (a Lotus Notes database of Giga's Research). Giga does not provide software to enable clients to access research content.

           Giga's products are not directly date dependent. Giga's primary product, Advisory Service, consists in part of original written research content created by Giga analysts. While some search or display capabilities of GigaWeb may be affected, GigaWeb will not cease to function as a result of limitations in processing date/time data.

           GigaWeb uses enhanced database, search engine, and related technology in order to provide clients with a total delivery solution for Giga research content. Outlined below are some of the issues Giga is addressing with regard to the GigaWeb Year 2000 Readiness Program. These are issues that exist in GigaWeb's present form. An upgrade to GigaWeb, which will be available in the fall of 1999, is expected to resolve these concerns. To the extent that these improvements contain date dependent technology, they will be developed to be fully Year 2000 compliant.

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

           A few of Giga's e-Business Services incorporate a software component. These software programs are designed to assist clients in evaluating their internal IT projects and therefore should not have Y2K implications.

           Prior to the commencement of Giga's Y2K readiness initiative, certain internal business systems critical to the continuing operations of Giga had been identified for replacement due to advances in technology and Giga's growth. In addition, as a result of Giga's Y2K readiness program, internal business systems that may require remediation or replacement specifically due to the Y2K issue have been identified. In either case, the systems ranked highest in priority have either been replaced or scheduled for replacement. Giga estimates that, as of July 14, 1999, the replacement effort was approximately 95% complete for software applications and approximately 90% complete for computer hardware. Giga's objective is to substantially complete the replacement of internal business systems by November 1999. Replacement systems have been developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions including leap year conditions. Newly purchased systems are or will be verified as Y2K compliant by the vendors.

           Giga has completed its review of older computer hardware, mainly desktop systems, particularly in its European operations and has replaced non-compliant equipment. This equipment is not critical to ongoing business operations. As of July 1999, Giga has spent approximately $105,000 to replace hardware with possible Y2K issues. The costs to replace the equipment are not material and have been capitalized. Giga estimates that a total of approximately $150,000 will be spent on this replacement effort.

           Giga has identified significant service providers, vendors, suppliers and customers believed to be most critical to its business operations and is assessing the extent to which its operations are vulnerable if these vendors fail to achieve Y2K compliance. For approximately 95% of the vendors identified, Giga has surveyed their stage of Y2K readiness through questionnaires, disclosures available from their websites and other available means. While these vendors have plans and programs underway to become compliant, there is no guarantee that their systems will be converted on a timely basis.

           Giga presently believes that it may experience some disruption in its business due to the Y2K issue. Giga is dependent on the Internet infrastructure for providing reliable GigaWeb access. GigaWeb is an Internet based information delivery interface and the primary delivery medium for Giga's Continuous Information Services. Year 2000 issues could affect the power grid and communications networks that provide the Internet's infrastructure. The occurrence of such problems would be beyond Giga's control. The possible consequences of Giga or its key suppliers or customers not being Y2K compliant include, but are not limited to, (1) delays in delivery or an inability to deliver its Continuous Information Services, (2) vendor or supplier delays in delivery or an inability to deliver goods or services critical to Giga's continuing operation, (3) delays in or an inability to bill and collect amounts due from customers, and (4) delays in or an inability to remit on the part of Giga's customers. As a result, the business and results of operations could be materially adversely affected by a temporary inability to conduct ordinary business for a period of time after January 1, 2000. However, Giga believes that its actions and plans should significantly reduce the adverse effects of any disruptions.

           Concurrent with its readiness program, Giga is in the process of developing and refining contingency plans in the event of possible interruptions in business operations. These plans include the complete back-up of GigaWeb for quick restoration at an alternate geographic site, available and compliant replacement PC hardware and application software and the development of internal diagnostic procedures to quickly identify work-arounds and solutions. These contingency plans and their related costs will be continuously evaluated and refined as new and additional information becomes available. Giga estimates the costs of its contingency plan to be approximately $100,000.

           It is currently estimated that the total cost of Giga's Y2K efforts will be approximately $415,000, or 4% of Giga's actual and projected IT costs over the project period. Of these costs $20,000 are costs incurred for the services of outside consultants and advisors and $395,000 are primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. This estimate does not include costs associated with systems previously scheduled for upgrade or replacement. As of July 31, 1999, an approximate cumulative total of $377,000 has been spent for its Y2K efforts, of which $18,000 is costs incurred for the services of outside consultants and advisors and $359,000 is primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. For the seven months ended July 31, 1999, approximately $244,000 has been spent on Giga's Y2K efforts, of which $7,000 is costs incurred for the services of outside consultants and advisors and $237,000 is primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs are being expensed as incurred and funded through operating cash flow. These cost estimates do not include the costs associated with contingency plans under development or the costs for computer hardware and software replacement which would normally be capitalized, estimated to be $100,000 and $150,000, respectively. The estimated costs of Giga's readiness program are subject to change as the program progresses.

PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           USE OF PROCEEDS

           Giga's Registration Statement on Form S-1 (Registration No. 333-52899), (the "Registration Statement"), relating to the Offering was declared effective by the Securities and Exchange Commission on July 29, 1998. The sale of 3,000,000 shares of Giga's Common Stock, $0.001 par value, at $12.50 per share commenced on July 30, 1998 and was completed on August 4, 1998. The managing underwriters for the Offering were Friedman, Billings, Ramsey & Co., Inc. and Prudential Securities Incorporated. The total price to the public was $37.5 million before underwriting discounts and commissions of $2.625 million and offering expenses of $1.082 million. All such expenses are direct or indirect payments to others. None of such expenses were paid directly or indirectly to any director or officer of Giga or their associates, persons owning ten percent or more of any class of equity securities of Giga, or an affiliate of Giga.

           As of July 31, 1999, Giga had used a portion of the $33.8 million net proceeds from the Offering to repay the Bridge Notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, Giga had added $21.0 million of such net proceeds to the general funds of the corporation for use as working capital and invested the remaining $2.6 million of the net proceeds in short-term, investment-grade interest-bearing obligations. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of Giga or their associates, persons owning ten percent or more of any class of equity securities of Giga or an affiliate of Giga except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and
(ii) to meet working capital needs of Giga's subsidiaries, both in the normal course of business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At Giga's Annual Meeting of Stockholders held on May 10, 1999, two directors were elected, the Giga 1999 Share Incentive Plan was approved, the Giga 1999 Employee Stock Purchase Plan was approved and the appointment of PricewaterhouseCoopers LLP as Giga's independent auditors for the 1999 fiscal year was ratified. The following is a tabulation of the voting with respect to the foregoing matters:


(a)      Election of Directors:

           Nominee                            For             Against             Abstain              Broker Non-Votes
           -------                            ---             -------             -------              ----------------
           A.G.W. Biddle, III              8,193,640          846,753                0                          0
           Neill H. Brownstein             8,194,474          845,919                0                          0

(b)      Approval of the Giga Information Group, Inc. 1999 Share Incentive Plan:

                                              For             Against              Abstain             Broker Non-Votes
                                              ---             -------              -------             ----------------
                                           6,622,692           93,478               15,767                 2,308,456

(c)      Approval of the Giga Information Group, Inc. 1999 Employee Stock
         Purchase Plan:

                                              For             Against              Abstain             Broker Non-Votes
                                              ---             -------              -------             ----------------
                                           6,641,661           74,857               15,419                 2,308,456

(d) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 1999 fiscal year:

                                              For             Against              Abstain             Broker Non-Votes
                                              ---             -------              -------             ----------------
                                           9,010,624           28,400               1,369                      0


           Richard R. Crandall and David L. Gilmour (both of whose term expires in the year 2000) and Gideon I. Gartner and Bernard Goldstein (both of whose term expires in the year 2001) are incumbent directors of Giga.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         10.1 Lease dated June 18, 1999 between the Registrant and The Linden Limited Partnership with respect to its planned headquarters at 139 Main St., Cambridge, Massachusetts

         10.2 Sublease dated June 28, 1999 between the Registrant and InCert Software Corporation with respect to the premises at One Kendall Square, Cambridge, Massachusetts

         11       Statement of Computation of Per Share Earnings

         27       Financial Data Schedule


         (B)      REPORTS ON FORM 8-K

         Giga filed a Current Report on Form 8-K, dated April 30, 1999, pertaining to a press release announcing Giga's results of operations for the three months ended March 31, 1999.

         Giga filed a Current Report on Form 8-K, dated May 17, 1999, pertaining to a press release announcing the naming of Robert K. Weiler as Giga's President and Chief Executive Officer and Giga's Employment Agreement with Mr. Weiler, dated May 13, 1999.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                              GIGA INFORMATION GROUP, INC.

August 13, 1999                               By: /s/ Daniel M. Clarke
                                                  -----------------------------
                                                  Daniel M. Clarke
                                                  Senior Vice President.
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENTS
------                           ------------------------

10.1 Lease dated June 18, 1999 between the Registrant and The Linden Limited Partnership with respect to its planned headquarters at 139 Main St., Cambridge, Massachusetts

10.2 Sublease dated June 28, 1999 between the Registrant and InCert Software Corporation with respect to the premises at One Kendall Square, Cambridge, Massachusetts

11       Statement of Computation of Per Share Earnings

27       Financial Data Schedule