Form 10-Q
period 1999-09-30
GIGA INFORMATION GROUP INC
filed 1999-11-15
CIK 948263

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

                  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or


                  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________


                         COMMISSION FILE NUMBER 0-21529


                          GIGA INFORMATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                       06-1422860
          ------------------------------        -------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

                                 139 MAIN STREET
                               CAMBRIDGE, MA 02138
                                 (617) 949-4900
                   -------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X  Yes     No
                                  ---     ---



As of November 8, 1999, there were 10,030,164 shares of Common Stock, $.001 par value, of the registrant outstanding.

================================================================================
47954.0001

                          GIGA INFORMATION GROUP, INC.



                                      INDEX


                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements

                     Condensed  Consolidated Statements of Operations for the
                                three and nine months ended September 30, 1999
                                and September 30, 1998
                                (unaudited)                                                          3.

                     Condensed Consolidated Balance Sheets at September 30, 1999  (unaudited)
                               and December 31, 1998                                                 4.

                     Condensed Consolidated Statements of Cash Flows for the
                               nine months ended September 30, 1999 and
                               September 30, 1998
                               (unaudited)                                                           5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                6.

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                 8.


PART II - OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds                                       18.

           Item 6.  Exhibits and Reports on Form 8-K                                                19.


SIGNATURE PAGE                                                                                      20.


INDEX TO EXHIBITS                                                                                   21.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                            1999           1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Revenues:

    Continuous information services                                    $     11,709    $      8,235    $     32,878    $     22,643
    Other services                                                              753             515           4,414           3,771
                                                                       ------------    ------------    ------------    ------------

    Total revenues                                                           12,462           8,750          37,292          26,414

Costs and expenses:
    Cost of services                                                          5,234           4,579          18,646          14,272
    Sales and marketing                                                       8,146           6,739          23,501          19,055
    Research and development                                                    801             402           1,452           1,040
    General and administrative                                                2,266           1,628           6,508           4,727
    Depreciation and amortization                                               490             321           1,309           1,120
                                                                       ------------    ------------    ------------    ------------

    Total costs and expenses                                                 16,937          13,669          51,416          40,214
                                                                       ------------    ------------    ------------    ------------

Loss from operations                                                         (4,475)         (4,919)        (14,124)        (13,800)
                                                                       ------------    ------------    ------------    ------------

Interest income                                                                 143             270             607             429
Interest expense                                                                (28)           (432)            (98)         (1,212)
Foreign exchange gain/(loss)                                                    (64)            195            (480)            245
                                                                       ------------    ------------    ------------    ------------

    Loss from operations before income taxes                                 (4,424)         (4,886)        (14,095)        (14,338)
Income tax charge                                                                10              36              62              36
                                                                       ------------    ------------    ------------    ------------

    Loss from continuing operations, before extraordinary item               (4,434)         (4,922)        (14,157)        (14,374)
                                                                       ------------    ------------    ------------    ------------

    Extraordinary item, net of applicable taxes of $0 (Note 5.)                --              (707)           --              (707)
                                                                       ------------    ------------    ------------    ------------

Net Loss                                                                     (4,434)         (5,629)        (14,157)        (15,081)
                                                                       ============    ============    ============    ============

Results per common share:
    Historical -  basic and diluted:
       Loss from continuing operations                                 $      (0.44)   $      (0.69)   $      (1.42)   $      (3.76)
                                                                       ============    ============    ============    ============
       Extraordinary item                                              $       --      $      (0.10)   $       --      $      (0.18)
                                                                       ============    ============    ============    ============
       Net Loss                                                        $      (0.44)   $      (0.79)   $      (1.42)   $      (3.94)
                                                                       ============    ============    ============    ============
       Weighted average number of shares                                 10,017,712       7,142,319       9,987,621       3,824,978
                                                                       ============    ============    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
                                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                           $ 7,024           $ 14,149
    Marketable securities                                                                                 1,804              6,908
    Trade accounts receivable, net of allowance for uncollectible accounts of $382
       and $410 at September 30, 1999 and December 31, 1998, respectively                                13,428             15,017
    Unbilled accounts receivable                                                                          3,976              4,606
    Prepaid expenses and other current assets                                                             4,292              4,911
                                                                                               -----------------  -----------------
    Total current assets                                                                                 30,524             45,591
Property and equipment, net                                                                               5,624              3,430
Other assets                                                                                                189                192
                                                                                               -----------------  -----------------
       Total assets                                                                                    $ 36,337           $ 49,213
                                                                                               =================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                                                      3,695              1,989
    Deferred revenues                                                                                    29,290             29,470
    Accrued expenses and other current liabilities                                                        6,627              7,443
    Debt - other, current portion                                                                           566                461
                                                                                               -----------------  -----------------
    Total current liabilities                                                                            40,178             39,363
Long-term debt - other                                                                                        -                444
                                                                                               -----------------  -----------------
       Total liabilities                                                                                 40,178             39,807

Stockholders' equity (deficit):
    Preferred Stock, $.001 par value; 5,000,000 shares authorized, zero issued and
       outstanding at September 30, 1999 and December 31, 1998, respectively                                  -                  -
    Common Stock, $.001 par value: 60,000,000 shares authorized, 10,026,502 and 9,943,502
       shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively               10                 10
Additional paid-in capital                                                                               80,673             80,550
Deferred compensation                                                                                    (1,194)            (1,614)
Accumulated deficit                                                                                     (83,814)           (69,657)
Accumulated other comprehensive income                                                                      484                117
                                                                                               -----------------  -----------------
Total stockholders' equity (deficit)                                                                     (3,841)             9,406
                                                                                               -----------------  -----------------
       Total liabilities and stockholders' equity (deficit)                                            $ 36,337           $ 49,213
                                                                                               =================  =================

       The accompanying notes are an integral part of the condensed consolidated financial statements.


                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                     -----------------------------
                                                                                                         1999            1998
                                                                                                     -------------   -------------
Cash flows from operating activities:
    Net loss                                                                                            $ (14,157)      $ (15,081)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
       Depreciation and amortization                                                                        1,309           1,120
       Amortization of discount on notes payable                                                                -           1,182
       Provision for doubtful accounts                                                                        (29)            (74)
       (Gain) loss on sale of fixed assets                                                                     42              (9)
       Compensation expense related to stock options                                                          337             238
       Other non-cash items                                                                                     -              18
    Change in assets and liabilities:
       Decrease (increase) in accounts receivable                                                           2,042           2,236
       Decrease (increase) in prepaid expenses and other current assets                                     1,179            (454)
       (Decrease) increase  in deferred revenues                                                              (68)          2,693
       (Decrease) increase  in accounts payable and accrued liabilities                                       896            (829)
                                                                                                     -------------   -------------

Net cash provided by (used in) operating activities:
    Net cash provided by (used in) continuing operations                                                   (8,449)         (8,960)
    Net cash used in discontinued operations                                                                    -            (296)
                                                                                                     -------------   -------------
       Net cash provided by (used in) operating activities                                                 (8,449)         (9,256)
                                                                                                     -------------   -------------

Cash flows from investing activities:
    Acquisitionsofiequipmentiandnimprovementsements                                                        (3,556)         (1,660)
    Purchases of marketable securities                                                                     (7,467)         (4,209)
    Proceedshfromnmaturities of marketable securities                                                      12,571               -
    Other, net                                                                                                  9              10
                                                                                                     -------------   -------------
       Cash provided by (used in) investing activities                                                      1,557          (5,859)
                                                                                                     -------------   -------------

Cash flows from financing activities:
    Proceeds from Initial Public Offering of Common Stock, net of offering costs of $3,725                      -          33,775
    Proceeds from issuance of Common Stock under stock option plans                                           167             181
    Proceeds from issuance of Common Stock due to exercise of warrants                                         38             144
    Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs of $81                -           1,920
    Proceeds from issuance of note payable, net of origination fee of $200                                      -           9,800
    Repayments of principal to related parties                                                                  -            (400)
    Principal repaid on note payable                                                                            -         (10,000)
    Principal payments on long-term debt, current portion                                                    (339)         (1,318)
                                                                                                     -------------   -------------
       Cash provided by (used in) financing activities                                                       (134)         34,102
                                                                                                     -------------   -------------

    Effect of exchange rates on cash                                                                          (99)            (40)
    Net increase (decrease) in cash and cash equivalents                                                   (7,125)         18,947
    Cash and cash equivalents, beginning of period                                                         14,149           3,539
                                                                                                     -------------   -------------
       Cash and cash equivalents, end of period                                                           $ 7,024        $ 22,486
                                                                                                     =============   =============

    Supplementary cash flow information:
       Income taxes paid                                                                                     $ 62            $ 49
       Interest paid                                                                                         $ 98           $ 770


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, respectively, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 1998, as filed with the Securities and Exchange Commission.

2.         Computation of Earnings per Share of Common Stock

           Due to the losses incurred by Giga for the three and nine month periods ended September 30, 1999 and 1998, respectively, common equivalent shares resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Options and warrants to purchase 3,289,434 and 2,102,177 shares of Common Stock were outstanding at September 30,1999 and 1998, respectively.

3.         Comprehensive Income (Loss)

           The table below sets forth "Comprehensive Income (Loss)" (in thousands) as defined by Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income:"

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                             1999            1998              1999             1998
                                                        ---------------  --------------   ---------------  ---------------
Net loss                                                      $ (4,434)       $ (5,629)        $ (14,157)       $ (15,081)
      Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustment                 (365)           (364)              367             (447)
                                                        ---------------  --------------   ---------------  ---------------

Comprehensive loss                                            $ (4,799)       $ (5,993)        $ (13,790)       $ (15,528)
                                                        ===============  ==============   ===============  ===============


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

           Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three and nine months ended September 30, 1999 and 1998, respectively (in thousands), as defined by SFAS No 131, "Disclosures About Segments of an Enterprise and Related Information."

REVENUES
                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                                1999               1998              1999                1998
                                                           ---------------    ---------------    --------------     ----------------
United States                                                    $ 11,004            $ 8,038          $ 33,237             $ 24,034
United Kingdom                                                      1,000                458             2,829                1,687
Other International                                                   458                254             1,226                  693
                                                           ---------------    ---------------    --------------     ----------------
                Consolidated revenue                             $ 12,462            $ 8,750          $ 37,292             $ 26,414
                                                           ===============    ===============    ==============     ================


TOTAL ASSETS
                                                                                                           SEPTEMBER 30,
                                                                                                     1999                1998
                                                                                                 --------------     ----------------
United States                                                                                         $ 31,670             $ 41,485
United Kingdom                                                                                           2,705                1,927
Other International                                                                                      1,962                1,551
                                                                                                 --------------     ----------------
                Consolidated total assets                                                             $ 36,337             $ 44,963
                                                                                                 ==============     ================


5.         Extraordinary Item

           In April 1998, Giga entered into a Loan and Warrant Purchase Agreement whereby Giga issued convertible promissory notes, with a face value of $10 million, at an annual interest rate of 12% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of common stock, in exchange for cash proceeds of $10 million. The warrants are exercisable at $3.00 per share, for a period of ten years from the date of grant. The fair market value of the warrants, $1,182,000, was recorded as a discount to the Bridge Notes. In August 1998, upon completion of Giga's initial public offering of common stock (the "Offering"), and in accordance with the terms of the Bridge Notes, the aggregate face value of the Bridge Notes, plus accrued interest thereon, was repaid in full.

           A total of $1,182,000 was charged to expense in 1998 to accrete the discount to the Bridge Notes, of which $707,000 of accretion, net of taxes of $0, was accelerated from future periods due to repayment of the Bridge Notes prior to maturity. The accelerated accretion would have been recognized ratably over the six month period ending February 1, 1999 had the Company not completed the Offering and retired the Bridge Notes as required under the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           STATEMENTS THAT ARE NOT HISTORICAL FACTS MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GIGA, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE AND DEMAND FOR GIGA'S SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND OTHER RISKS AS DETAILED FROM TIME-TO-TIME IN GIGA'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its IT Practice Services. The focus of Giga's IT Practice Services was changed in June 1999 to concentrate on e-Business; hence, the service was renamed "e-Practice Services." Advisory Consulting was introduced in September 1997. Giga's Events and Publications services were acquired with the acquisition of BIS Strategic Decisions, Inc. (BIS) in April 1995. For financial reporting purposes, revenues from (i) Advisory Service, e-Practice Services and Continuous Advisory Consulting are aggregated into Continuous Information Services ("CIS"), and (ii) Events and publications and other services, principally ad hoc consulting, are aggregated into Other Services. Giga expects that CIS revenues will continue to increase as a percentage of its total revenues.

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

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries as well. In Canada, Giga utilizes a full-scale field sales force and provides business support to these salespersons through its operations in the United States. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga markets in Spain, Portugal, Italy, Israel, Argentina, Brazil and Korea through representatives. Revenues from these representatives have been and are expected to continue to be primarily denominated in U.S. dollars. To date, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies inherently have financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of the volume of its CIS business is the annualized value ("Annualized Value" or "AV") of its Continuous Information Services agreements in effect at a given point in time. Giga calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. Annualized Value at September 30, 1999 increased 35% to $51.8 million from $38.3 million at September 30, 1998, while Annualized Value per client increased 16% to $49,800 at September 30, 1999 from $42,900 at September 30, 1998. Price pressure has continued this quarter. Giga believes that its competitors have adjusted their prices in response to the superior value of Giga's services.

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

           A majority of Giga's annual contracts renew automatically unless the customer cancels the subscription. Giga's experience is such that substantial portions of customers renew expiring contracts for an equal or greater value of total CIS fees each year. Approximately 12% of contract value up for renewal in the third quarter of 1999 cancelled, discontinuing all Continuous Information Services, as compared to 23% for the same period of 1998. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful. This is due primarily to Giga's unified Advisory Service model, the focus of which is an integrated approach with fewer contracts/services per customer. The Giga model differs significantly from the multiple-service models of Giga's major competitors.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's Continuous Information Services and other services, including personnel expenses for analysts and other research support personnel, direct expenses for events and conferences, expenses to create, print and distribute publications and royalties to third party information providers. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when earned and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel expenses, consulting fees and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting Giga's administrative functions.

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

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     1999            1998             1999            1998
                                                                 --------------  --------------   --------------  --------------
Revenues:
     Continuous information services                                       94%             94%              88%             86%
     Other services                                                         6%              6%              12%             14%
                                                                 --------------  --------------   --------------  --------------

        Total revenues                                                    100%            100%             100%            100%
                                                                 --------------  --------------   --------------  --------------

Costs and expenses:
     Cost of services                                                      42%             53%              50%             54%
     Sales and marketing                                                   65%             77%              63%             72%
     Research and development                                               7%              4%               4%              4%
     General and administrative                                            18%             18%              17%             18%
     Depreciation and amortization                                          4%              4%               4%              4%
                                                                 --------------  --------------   --------------  --------------

        Total costs and expenses                                          136%            156%             138%            152%
                                                                 --------------  --------------   --------------  --------------

     Loss from operations                                                 (36%)           (56%)            (38%)           (52%)

Interest income                                                             1%              3%               1%              1%
Interest expense                                                             -             (5%)               -             (4%)
Foreign exchange gain/(loss)                                               (1%)             2%              (1%)             1%
                                                                 --------------  --------------   --------------  --------------

     Loss from operations before income taxes                             (36%)           (56%)            (38%)           (54%)
Income tax (benefit) charge                                                  -               -                -               -
                                                                 --------------  --------------   --------------  --------------

     Loss from continuing operations, before extraordinary item           (36%)           (56%)            (38%)           (54%)

     Extraordinary item                                                      -             (8%)               -             (3%)
                                                                 --------------  --------------   --------------  --------------

     Net loss                                                             (36%)           (64%)            (38%)           (57%)
                                                                 ==============  ==============   ==============  ==============


           In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


           Revenues. Total revenues increased 42% to $12.5 million for the three months ended September 30, 1999 from $8.8 million for the same period in 1998. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

           Revenues from Continuous Information Services increased 42% to $11.7 million for the three months ended September 30, 1999 from $8.2 million for the same period in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Revenues from Other Services increased 46% to $753,000 for the three months ended September 30, 1999 from $515,000 for the same period in 1998. The increase was primarily due to conference revenues.

           Cost of services. Cost of services increased 14% to $5.2 million for the three months ended September 30, 1999 from $4.6 million for the same period in 1998. The increase in costs was primarily due to the expansion of analyst staff to support an increased customer base and costs associated with third quarter conferences.

           Sales and marketing. Sales and marketing expenses increased 21% to $8.1 million for the three months ended September 30, 1999 from $6.7 million for the same period in 1998. The increase was principally due to greater sales commissions, business travel expenses and facilities costs and a full three months of expenses for the field analyst program in the third quarter of 1999. The field analyst program was not fully established until late in the third quarter of 1998.

           Research and development. Research and development expenses increased 99% to $801,000 for the three months ended September 30, 1999 from $402,000 for the same three month period in 1998. The increase was primarily due to outside consulting fees for development services and recruiting fees.

           General and administrative. General and administrative expenses increased 39% to $2.3 million for the three months ended September 30, 1999 from $1.6 million for the same period in 1998. The increase in expense was primarily due to infrastructure costs and general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 53% to $490,000 for the three months ended September 30, 1999 from $321,000 for the same period in 1998. The increase was primarily due to increased depreciation costs resulting from computer equipment and software purchased for new personnel and newly deployed applications.

           Interest income and expense. Interest income decreased to $143,000 for the three months ended September 30, 1999 from $270,000 for the same period in 1998 due to lower cash balances available for investment. Interest expense on notes payable and long-term equipment financing decreased to $28,000 in the third quarter of 1999 from $432,000 for the same period in 1998 due to repayment of Bridge Notes in 1998 and lower outstanding principal balances on equipment leases.

           Foreign exchange gain/(loss). Foreign exchange losses recorded for the three months ended September 30, 1999 were $64,000 versus gains of $195,000 for the same period in 1998 due primarily to unrealized losses caused by weakening of the German Mark and the French Franc versus the U.S. Dollar.

           Extraordinary Item. An extraordinary non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes for the fair market valuation of common stock warrants issued in conjunction with the Bridge Notes. The accretion was accelerated from future periods due to retiring the Bridge Notes upon completion of the company's initial public offering.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


           Revenues. Total revenues increased 41% to $37.3 million for the nine months ended September 30, 1999 from $26.4 million for the same period in 1998. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

           Revenues from Continuous Information Services increased 45% to $32.9 million for the nine months ended September 30, 1999 from $22.6 million for the same period in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Revenues from Other Services increased 17% to $4.4 million for the nine months ended September 30, 1999 from $3.8 million for the same period in 1998. The increase was primarily due to conference revenues.

           Cost of services. Cost of services increased 31% to $18.6 million for the nine months ended September 30, 1999 from $14.3 million for the same period in 1998. The increase in costs was primarily due to the expansion of analyst staff to support an increased customer base and costs associated with GigaWorld IT Forum, and other Giga conferences.

           Sales and marketing. Sales and marketing expenses increased 23% to $23.5 million for the nine months ended September 30, 1999 from $19.1 million for the same period in 1998. The increase was principally due to higher personnel expenses, higher sales commissions, a full nine months of expenses in the third quarter of 1999 for the field analyst program which was not established until late in the third quarter of 1998, higher business travel expenses due to changes in sales territories and increased facilities costs for new sales offices.

           Research and development. Research and development expenses increased 40% to $1.5 million for the nine months ended September 30, 1999 from $1.0 million for the same period in 1998. The increase was primarily due to personnel costs, outside consulting fees for development services and recruiting fees.

           General and administrative. General and administrative expenses increased 38% to $6.5 million for the nine months ended September 30, 1999 from $4.7 million for the same period in 1998. The increase in expense was primarily due to infrastructure costs and general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 17% to $1.3 million for the nine months ended September 30, 1999 from $1.1 million for the same period in 1998. The increase was primarily due to increased depreciation costs resulting from computer equipment and software purchased for new personnel and newly deployed applications.

           Interest income and expense. Interest income increased to $607,000 for the nine months ended September 30, 1999 from $429,000 for the same period in 1998 due to greater cash balances available for investment. Interest expense on notes payable and long-term equipment financing decreased to $98,000 for the first nine months of 1999 from $1.2 million for the same period in 1998 due to repayment of Bridge Notes in 1998 and lower outstanding principal balances on equipment leases.

           Foreign exchange gain/(loss). Foreign exchange losses recorded for the nine months ended September 30, 1999 were $480,000, versus gains of $245,000 for the same period in 1998 due primarily to unrealized losses caused by weakening of the German Mark, the French Franc and the British Pound versus the U.S. Dollar.

           Extraordinary Item. An extraordinary non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter and nine months ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes for the fair market valuation of common stock warrants issued in conjunction with the Bridge Notes. The accretion was accelerated from future periods due to retiring the Bridge Notes upon completion of the company's initial public offering.


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

           Net proceeds to Giga from its Offering aggregated approximately $33.8 million. Giga used $10.2 million of the net proceeds to repay obligations for principal and interest under the Bridge Notes issued in April 1998. As of November 8, 1999, the remaining proceeds of the Offering had been added to the general funds of the corporation for use as working capital. Also upon the consummation of the Offering, all outstanding shares of Giga's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of common stock.

           At September 30, 1999, Giga had cash, cash equivalents and marketable securities of approximately $8.8 million. During the nine months ended September 30, 1999, Giga's capital expenditures totaled approximately $3.6 million, primarily for computer equipment, application software, and associated implementation costs. Giga expects that additional purchases of computer equipment and software will be made and placed into service as Giga endeavors to enhance its infrastructure and as its employee base and customer base grows. As of September 30, 1999, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 1999.

           Net cash used in continuing operations was approximately $8.4 million for the nine months ended September 30, 1999 versus $9.0 million for the same period of 1998. This decrease in net cash used in continuing operations was due principally a decrease in the net loss and to changes in various balance sheet accounts, particularly accounts receivable, accounts payable and accrued expenses.

           Net cash provided by investing activities was approximately $1.6 million for the nine-month period ended September 30, 1999 versus $5.9 million of cash used in investing activities for the same period of 1998. The increase was primarily due to maturity of marketable debt securities offset by purchases of marketable securities and computer equipment, applications software, and associated implementation costs.

           Giga did not undertake any significant financing activity in the nine-month period ended September 30, 1999. Cash used in financing activities was approximately $134,000 for this period. During the same nine-month period of 1998, financing activities were composed of Giga's Offering, which raised net proceeds of $33.8 million, issuance of the Bridge Notes and Common Stock warrants, which raised net proceeds of $9.8 million, issuance of Series D Convertible Preferred Stock and Series D Preferred warrants, which raised net proceeds of $1.9 million, and issuance of Common Stock pursuant to stock option and warrant exercises, which raised $325,000. These proceeds were used in part to repay principal on outstanding debt in the amount of $11.7 million, including the repayment of $10.0 million in Bridge Notes.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $83.8 million. Capital and operating expenditures outpaced revenues due to numerous factors such as, increased marketing efforts for Giga's services, the high cost to attract and retain qualified employees, efforts to develop and market new services and products, and enhancement of the GigaWeb system and internal infrastructure. Beginning in the third quarter of 1999, however, Giga undertook several initiatives to reduce specific expense items and to reduce overall expense growth. As a result of these continuing efforts, Giga believes that its existing cash, cash equivalents, and maturing marketable securities along with cash expected to be generated from operations, net of the repayment of debt as it becomes due, will be sufficient to fund Giga's cash needs until at least the third quarter of 2000.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, Giga might require additional working capital. Giga has access to an invoice factoring arrangement with a commercial bank under which Giga could borrow up to $3.0 million or 80% of eligible accounts receivable, whichever is less. If necessary, Giga would consider various other sources of financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.


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

           GigaWeb uses enhanced database, search engine, and related technology in order to provide clients with a total delivery solution for Giga research content. Outlined below are some of the issues Giga is addressing with regard to the GigaWeb Year 2000 Readiness Program. These are issues that exist in GigaWeb's present form. An upgrade to GigaWeb, which will be available in late 1999, is expected to resolve these concerns. To the extent that these improvements contain date dependent technology, they will be developed to be fully Year 2000 compliant.

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

           Prior to the commencement of Giga's Y2K readiness initiative, certain internal business systems critical to the continuing operations of Giga had been identified for replacement due to advances in technology and Giga's growth. In addition, as a result of Giga's Y2K readiness program, internal business systems that may require remediation or replacement specifically due to the Y2K issue have been identified. In either case, the systems ranked highest in priority have either been replaced or scheduled for replacement. Giga estimates that, as of November 5, 1999, the replacement effort was approximately 95% complete for software applications and 100% complete for computer hardware. Giga's objective is to substantially complete the replacement of internal business systems by the end of November 1999. Replacement systems have been developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions including leap year conditions. Newly purchased systems are or will be verified as Y2K compliant by the vendors.

           Giga has completed its review of older computer hardware, mainly desktop systems, particularly in its European operations and has replaced non-compliant equipment. This equipment is not critical to ongoing business operations. As of October 1999, Giga has spent approximately $120,000 to replace hardware with possible Y2K issues. The costs to replace the equipment are not material and have been capitalized. Giga estimates that a total of approximately $150,000 will be spent on this replacement effort.

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

           It is currently estimated that the total cost of Giga's Y2K efforts will be approximately $415,000, or 4% of Giga's actual and projected IT costs over the project period. Of these costs $20,000 are costs incurred for the services of outside consultants and advisors and $395,000 are primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. This estimate does not include costs associated with systems previously scheduled for upgrade or replacement. As of October 31, 1999, an approximate cumulative total of $367,000 has been spent for its Y2K efforts, of which $20,000 is costs incurred for the services of outside consultants and advisors and $347,000 is primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. For the ten months ended October 31, 1999, approximately $234,000 has been spent on Giga's Y2K efforts, of which $8,000 is costs incurred for the services of outside consultants and advisors and $226,000 is primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs are being expensed as incurred and funded through operating cash flow. These cost estimates do not include the costs associated with contingency plans under development or the costs for computer hardware and software replacement which would normally be capitalized, estimated to be $100,000 and $165,000, respectively. The estimated costs of Giga's readiness program are subject to change as the program progresses.

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

           As of November 8, 1999, Giga had used a portion of the $33.8 million net proceeds from the Offering to repay the Bridge Notes aggregating to $10.0 million of principal plus $210,000 of accrued interest thereon. Furthermore, Giga had added the remaining $23.6 million of such net proceeds to the general funds of the corporation for use as working capital. None of the net proceeds of the Offering were paid directly or indirectly to any director or officer of Giga or their associates, persons owning ten percent or more of any class of equity securities of Giga or an affiliate of Giga except to the extent that a portion of the working capital was used for (i) salaries and expenses of officers and expenses of directors and (ii) to meet working capital needs of Giga's subsidiaries, both in the normal course of business.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           10.1       Consulting Agreement dated as of August 23, 1999 between
                      the Registrant and John Landry
           11         Statement of Computation of Per Share Earnings
           27         Financial Data Schedule

(B)        REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated July 29, 1999, pertaining to a press release announcing Giga's results of operations for the three and six months ended June 30, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                    GIGA INFORMATION GROUP, INC.

                    November 12, 1999               By: /s/ Daniel M. Clarke
                                                       ------------------------
                                                       Daniel M. Clarke
                                                       Senior Vice President.
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENTS
------     ------------------------

10.1 Consulting Agreement dated as of August 23, 1999 between the Registrant and John Landry

11         Statement of Computation of Per Share Earnings

27         Financial Data Schedule