Form 10-K
period 1999-12-31
GIGA INFORMATION GROUP INC
filed 2000-03-30
CIK 948263

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXHANGE ACT OF 1934

                   For the transition period from ___ to ____
                         Commission file number 0-21529

                          GIGA INFORMATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                           Delaware                  06-1422860
              (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)    Identification No.)

                         139 Main Street                  02142
                   Cambridge, Massachusetts             (Zip Code)
           (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 949-4900

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock; $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---   ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $47,337,537. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns more than 10% or more of the outstanding Common Stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

   The number of shares outstanding of the registrant's capital stock as of March 16, 2000 was 10,143,607 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on May 25, 2000. Certain information therein is incorporated by reference into Part III hereof.

47954.0009

                                     PART I

Item 1. Business.


 GENERAL

           Giga Information Group, Inc. ("Giga") provides objective research, advice and continuous coaching on technology for e-Business. Giga's integrated suite of offerings helps clients make strategic decisions about the technologies, people and processes needed to excel in the new digital economy. Emphasizing close interaction among analysts and clients, Giga delivers support with the speed and scope necessary for e-Business.

           Giga began providing continuous information services ("CIS" or "Continuous Information Services") in April 1996. As of December 31, 1999, Giga had a global client base encompassing more than 1,100 organizations and over 125,000 licensed users. Its enterprise clients include companies that use, sell and invest in technology.

            The majority of Giga's Continuous Information Services are available to customers for an annual subscription fee billed and payable in advance. "Advisory Service(R)", the principal service offering of Giga, entitles members to (i) access all Giga's advisory service information and analyses, (ii) inquiry privileges and (iii) participate in briefings, a conference and teleconferences.

           Giga has designed its products and services to capitalize on the capabilities of the Internet. Giga believes it became the first Internet-centric advisory firm by creating GigaWeb(R), a unique content portal that enables access to the full spectrum of Giga's original research, selected third party content and human expertise. Giga's newly released GigaWeb version 3.0 also enables clients to engage in virtual topic-oriented communities hosted and moderated by Giga analysts. In addition, Giga maintains a knowledge management environment designed for electronic delivery and collaboration among analysts and clients, facilitated through the Internet.

           Giga was organized on March 17, 1995. In April 1995, Giga acquired BIS Strategic Decisions, Inc. ("BIS") as part of its strategic plan to accelerate the development of its CIS business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. In July 1995, Giga acquired a majority equity interest in ExperNet Corporation ("ExperNet(R)"), which was owned by Gideon I. Gartner and David L. Gilmour, each currently a director and an officer of Giga at that time. In December 1995, Giga acquired the remaining equity interest in ExperNet.

           In June 1996, Giga discontinued the BIS market research business. In connection with its Advisory Service, Giga continues to generate revenues from the events and conferences businesses acquired as part of the acquisition of BIS. These revenues are reflected in the statements of operations as Other Services. In December 1996, Giga discontinued its econometric forecasting business, BIS Shrapnel, and in July 1997, this operation was sold to local management.

           Giga launched its sales of Advisory Services in April 1996 and continued to grow and invest and expand its services, reaching in excess of the 750-client mark at December 31, 1997, in excess of the 950-client mark at December 31, 1998, and in excess of the 1,100-client mark at December 31, 1999. The Company launched its initial public offering of common stock ("the Offering") on July 31, 1998. In May 1999, Robert K. Weiler was named to succeed founder Gideon I. Gartner as president and chief executive officer, and assumed full-time duties in August 1999. Mr. Weiler assumed the position of chairman in the fourth quarter of 1999. Mr. Gartner remains a member of Giga's board of directors.

MARKET FOCUS AND THE GIGA SOLUTION

           Giga focuses on the IT Research Segment of the Syndicated Research Market. "IT", or the Information Technology, industries are primarily those concerned with computing, telecommunications and other related industries. Typically, Syndicated Research companies develop a product which is sold to multiple clients. In general, these products include primary and secondary research and analyst support as part of the offering. Within IT, Giga targets its offerings on issues relating to technology for e-Business.

           Giga views e-Business as more than just a company having an electronic link in a supply chain or a Web site on the Internet. Giga approaches e-Business with clients as a source of strategic advantage -- one which incorporates all of the new technologies, processes and practices leading to an interconnected organization and one that is designed to allow one company to completely outdistance another.

           Giga realized that an advisory model based on e-Business was crucial in a market that demands the kind of technology integration made possible by the Internet. Accordingly, Giga developed an integrated advisory offering that could be delivered and supported via the Web and that helps clients make informed decisions about e-Business technologies and strategies through rapid access to comprehensive and experience-based analysis and advice.

           Giga's integrated Advisory Service, in which IT research and analysis is offered to customers as a single service, is intended to encompass the variety of e-Business coverage offered by other providers through multiple and fragmented services. Giga believes that its Advisory Service (i) delivers the comprehensive viewpoint required by customers, (ii) offers a price/performance advantage since the payment of one subscription fee provides access to all advisory research and (iii) becomes increasingly cost effective over time as new advisory research is added without increased subscription fees.

           Giga developed its approach in response to the needs of the market. Giga's integrated Advisory Service produces internal benefits which Giga believes allows it to better service its customers, including (i) flexibility of resource allocation, (ii) an orientation toward internal collaboration and (iii) the development of experienced generalists, who are able to diagnose broad client e-Business challenges and communicate effectively with clients. Flexibility of resource allocation allows Giga to focus its research resources to address subjects of the greatest significance to its customers at any particular time. Giga's orientation toward internal collaboration eliminates the competition among different advisory areas that Giga believes is customary at other providers. Instead, Giga encourages its analysts to work together in a multi-disciplinary approach and present a unified view to its customers. The process is also designed to be objective, by virtue of several features built into Giga's methodologies, such as a requirement that analysts articulate balanced opinions that include probabilities of occurrence and alternative viewpoints. In addition, research is available to clients on a timely basis through GigaWeb's sophisticated authoring technology. The customization features permitted by GigaWeb also make Giga's research more relevant to specific client environments.

           Giga's "Advisory Consulting" services provide Giga customers with support via a retainer-based consulting arrangement to assess various IT issues, including an organization's strategic technology plan, a vendor's marketing plan, or the implementation issues surrounding a major technology migration. Advisory Consulting is a valuable extension of Giga's client inquiry process, enabling customers to request more in-depth analysis targeted at the application of technology to their specific situation.

           Giga also offers customers its innovative "ePractices(TM)" service to complement its Advisory Service. Giga's ePractices advisors continually identify, track and analyze the innovative e-Business practices that are designed to help top companies capture new customers, enter new markets and create new opportunities - faster and more effectively than their competitors. This research is distilled into a "living" electronic library of successful practices. To maximize the value of this ongoing research, Giga's senior advisors apply their own expert perspective to Giga's cumulative knowledge base to help define and drive the strategies, organizational changes and business processes needed for enhanced e-Business success.

           Giga's innovative Web Site ScoreCard(TM) service is a comprehensive evaluation of an organization's Web site to help it better compete online. This service provides an in-depth assessment with recommendations on how to strengthen an organization's e-commerce and online initiatives. ScoreCard results and recommendations are not made public by Giga, but are designed as strategic internal documents to help an organization improve its Web site in order to gain competitive advantage

           GigaWeb 3.0, Giga's interactive Web destination for e-Business research and discussion, allows customers to easily and efficiently navigate through the full spectrum of original research which is organized into "Knowledge Salons(TM)." Knowledge Salons are continuously updated virtual communities, in which research, analysis and points of view are shared and debated via the Web. Each Knowledge Salon centers on an e-Business issue driven by a catalyst, such as a client inquiry, industry event or discussion among Giga analysts and advisors. A Giga senior analyst hosts each Knowledge Salon, and is responsible for keeping the content - including the growing body of Giga's e-Business research - fresh and up-to-date. In keeping with Giga's collaborative approach to research, Knowledge Salons will include a broad range of documents on topics critical to a full understanding of e-Business issues and technology interrelationships.

           Through the use of intelligent software agents on GigaWeb, Giga is able to provide customized information to each customer and to allow customers to search for and select the information that is most relevant to their particular needs. GigaWeb also enables collaboration with Giga's clients and maintains rich features, which improve the usability of Giga research. In addition, to complement Giga's research and inquiry access, Advisory Service customers are provided access to ExperNet, Giga's network of external IT practitioners who have practical experience in solving real-world IT problems.


GIGA STRATEGY

           Giga's objective is to become a leading provider of e-Business advisory and consulting services, offering a significant price/performance advantage over its competitors. The key elements of Giga's strategy include:

           o Offering e-Business advisory and consulting service models based on e-Business needs. Giga has developed research and fulfillment models based on the premise that companies need issues-based integrated research, advisory and coaching services to succeed in the digital economy. Giga recognizes that business strategies and multiple technologies are closely tied together and therefore cannot be separated by arbitrary service divisions that force clients to subscribe to multiple services in order to gain the information/advice needed to make decisions.

           o          Utilizing and Enhancing its Price/Performance Advantage.
                      Giga intends to use its price/performance advantage to increase the range of companies which can afford its services and to allow customers to offer Giga's content to a wider group of employees than has been affordable with competitors' products.

           o Leveraging Existing Customer Base. Giga's services are used by over 1,100 client organizations worldwide. Giga intends to expand its Advisory customer relationships by providing additional services, such as ePractices services, Web Site ScoreCard and Advisory Consulting. In addition, Giga is focused on increasing the number of Advisory Service subscribers within each customer's organization.

           o Using new products and services to create growth opportunities. New products, such as the Web Site ScoreCard and ePractices services, enable Giga to attract and retain customers that may not be considering Advisory Services. Using new services, Giga can create additional relationships that provide an opportunity to sell additional services.

           o          Creating new distribution channels for research content.
                      Giga is exploring distribution partnerships to increase visibility for Giga's e-Business expertise and to generate revenue.

           o Capitalizing on Worldwide Distribution.. Giga has entered into agreements with distributors located in the Asia/Pacific region, Europe and South America, and intends to develop additional international distribution arrangements.


PRODUCTS AND SERVICES

           Giga's four principal products and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices (formerly IT Practice Services), (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with the Company's analysts and advisors.

           Giga's principal CIS products, Advisory Service and ePractices services, are typically sold as annual contracts that renew automatically unless the customer cancels the subscription. Giga's experience has been that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.") Giga prices its services in a manner designed to be competitive in the marketplace. A typical Advisory Service contract currently has an Annualized Value of approximately $50,000 and a typical ePractices service contract currently has an Annualized Value of approximately $41,000. Giga defines Annualized Value ("AV") as the cumulative annualized subscription value of Giga's continuous information service agreements in effect at a given point in time. Giga's events and conferences are typically attended, by Giga clients and non-clients, for a nominal registration fee. Giga's Web Site ScoreCard is sold on a project basis, with initial analysis and recommendations followed up by a second review after six months. The average Web Site ScoreCard contract is approximately $46,000.

Advisory Service

            Giga Advisory is a unique, single-service plan that eliminates the client's frustration of having to choose among numerous IT advisory services within the same organization. It examines specific technologies, products and solutions in the context of their implications and impact on other technologies and on the business. The results are strategic and tactical analysis, perspectives and recommendations.

           Within this unified service, Giga covers a broad range of competencies, grouped into seven core disciplines:

           o          Application Development
           o          Communications & Networking
           o          Computing Infrastructures
           o          e-Business Applications & Strategies
           o          Information & Knowledge Management
           o          IT Management & Services
           o          Personal & PC Server Platforms & Security

           Giga's flexible, integrated approach provides clients with strategic and practical e-Business recommendations at what Giga believes to be a superior price/performance ratio. By offering unlimited access to virtually all Giga content and Giga analysts, as well as immediate access to ExperNet, a Giga Advisory membership can help a client's management team make better-informed business and technical decisions.

           Giga's Research Process
           -----------------------

           To effectively meet client needs for Continuous Information Services on technology and e-Business, Giga's research is driven by catalysts such as client inquiries, external events and trends, as well as analyst insight, and remains focused on the economic, technical and managerial forces shaping the evolution of e-Business. This research, the objectivity of which is supported through a published Objectivity Statement unique to Giga, is used by Giga analysts to provide clients with both strategic and tactical analysis and recommendations. The result is information that is practical rather than a collection of analytical "sound bites."

           Giga analysts provide action-oriented recommendations that focus on the here and now, not just longer-term strategic views. Giga's collaborative research process allows Giga analysts to advise on the cause and effect of those recommendations, thus allowing more effective decision-making by its clients.

           As of December 31, 1999, Giga employed approximately 79 research professionals and plans to hire additional research staff, as needed. Giga's principal research offices are located in Cambridge, Massachusetts, Norwalk, Connecticut and Santa Clara, California. Giga's analysts average 17 years of experience with backgrounds ranging from consulting to vendor and user professional positions.

           ExperNet
           --------

           To complement its staff of full-time strategic analysts, Giga offers ExperNet, the IT research industry's first "expert advice desk." ExperNet is an exclusive worldwide network of more than 1,000 selected and highly qualified IT practitioners and consultants who provide Giga clients with hands-on advice spanning vertical and geographic markets on virtually all topics relevant to IT and e-Business.

           Advisory Consulting
           -------------------

           Giga's Advisory Consulting service offers customized consulting relationships with Giga analysts who develop a thorough understanding of a client's IT environment while providing in-depth e-Business counsel. Advisory Consulting complements the full range of Giga's advisory offerings by fulfilling a client's need for detailed custom analysis and advice.

ePractices

           Giga's ePractices offering represents a new method of working with clients and is unique among research, advisory and consulting firms. The ePractices service provides market-tested insight designed to help organizations make the most of opportunities offered by e-Business. Clients can leverage the experience and knowledge of Giga's advisors, who are seasoned IT practitioners, with the successful and innovative e-Business techniques of leading companies worldwide.

            Giga's ePractices knowledge base is delivered to clients via GigaWeb as well as through on-site consultations with Giga advisors. Research and consulting are conducted in the following areas:

           o Development of an e-Business "vision" & process architecture
           o          Organizational plan to fulfill the e-Business strategy
           o          Plan for building e-Business applications
           o Security and infrastructure plan to support e-Business initiatives

Web Site ScoreCard

           Giga launched its innovative Web Site ScoreCard service in the third quarter of 1999. Web Site ScoreCard is designed to help a client objectively evaluate its Web site strategy and tactics for pursuing electronic commerce by benchmarking its current site against competitor sites and other "best of breed" sites. Web Site ScoreCard clients work closely with senior Giga analysts on customized projects that are designed to provide them with concrete metrics and solid, non-biased recommendations for use by the client's staff.

Events and Conferences

           Giga Information Group's e-Business events and conference series is designed to inform and inspire today's IT and business executives as they drive their organizations forward in the e-Business world. To successfully manage and implement e-Business requires a holistic approach with technology at the center of business strategy - an approach reflected in Giga's unique collaborative Advisory offering and one that forms the foundation of its events.

           The e-Business conference series focuses on the specific strategy, management and technology challenges of operating an e-Business in the global digital economy, and covers applications, infrastructures, connectivity and mobility, customer management, IT and business alignment, emerging technologies and organizational issues.

           Giga's flagship annual conference is Giga World IT Forum, which provides unique opportunities for Giga clients and other attendees to interact closely with Giga analysts, advisors and guest faculty.

Publications

           Since its inception, Giga has produced and marketed a series of off-the-shelf publications based on conference topics or IT issues identified through its Advisory Service. Beginning in 1996 and continuing throughout 1999, Giga has consistently reduced the resources and focus devoted to these publications. This product no longer constitutes a material or significant portion of Giga's revenues.

GigaWeb and Other Delivery Mechanisms

            GigaWeb is an award-winning Web site that provides Giga clients with an interactive online destination for immediate access to original research and analysis as well as external IT and business news. A customized virtual office provides an intuitive layout, powerful agent-assisted search engine, and daily notifications of new content through personalized saved searches called GigaBots(R). Giga believes GigaWeb is the industry's most direct and comprehensive channel to IT and e-Business information.

           IntraGiga(TM) is ideal for companies that want rapid and secure access to Giga's research content without being connected to the Internet. By residing on an organization's server, IntraGiga enables the customization of Giga knowledge within an organization and control of the flow of information.

           Giga also supports clients with its Knowledge Center, which is staffed by associates who track customer inquiries, direct clients to the appropriate analyst or information source, and assist customers with other research-related concerns. To protect client timetables, the Knowledge Center handles client inquiries with an inquiry response support methodology that is unique in the IT research industry.

           Giga's Client Care Services is an added benefit that clients receive with their Advisory Services. Client Care associates are dedicated to assisting clients with training and satisfaction issues. They also engage clients through proactive outbound calls - enhancing their use of existing services, increasing the value of their memberships and improving their overall satisfaction.

           Giga also offers select clients a complimentary Field Analyst who is dedicated to facilitating their interaction with Giga's analyst community. The Field Analyst serves as the client's day-to-day proactive connection to Giga, providing improved access to Giga resources.

           Giga also conducts quarterly reviews of all client accounts to help clients maximize their return on their research investment. This program also provides Giga with valuable feedback that helps it continuously improve Giga services.

SALES AND MARKETING

           Since inception, Giga has made substantial investments in sales and marketing to sell its services, address additional markets and support its growing customer base. Giga sells its services through a direct sales force located in the United States, Canada, United Kingdom, France, Germany, the Netherlands, Denmark, and Sweden. As of December 31, 1999, Giga's North American field sales representatives numbered 66, a decrease from 100 field sales representatives at December 31, 1998 and 87 representatives at December 31, 1997. Giga also had 21 field sales representatives serving Europe, a decrease from 29 field sales representatives at December 31, 1998 and an increase from 19 representatives at December 31, 1997. All Giga sales representatives participate in Giga's annual sales compensation plan. Commissions are paid monthly based upon attainment of quotas versus established quotas. Additional bonuses and other incentives are paid for meeting and/or exceeding certain established targets and for special promotions. Giga's internal marketing organization, primarily located in Giga's Cambridge, Massachusetts and Norwell, Massachusetts facilities, provides public relations, lead generation, direct mail support and other related services.

           Giga also sells its services through independent representatives in Italy, Israel, Korea, Argentina and Brazil. These representatives are compensated based on the contract value of the contracts generated by them. The representatives are involved in other activities related to IT technology, mainly consulting, but they do not represent any products or perform any services that conflict with Giga's services. To date, revenues from these representatives have been insignificant

           Giga has over 1,100 enterprises as clients. No single customer accounted for over 10% of Giga's revenues for the years ended December 31, 1999, 1998 and
1997.


COMPETITION

           Giga competes in the IT market directly with other independent providers of Continuous Information Services, including Gartner Group, META Group, Inc. and Forrester Research Inc., and the internal planning, research and marketing staffs of corporations and IT vendors. Giga also competes with other information providers, including market research firms, "Big Five" accounting firms, consulting firms and systems integrators. Many of Giga's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than Giga. Some of Giga's direct and indirect competitors also have established research organizations with greater market recognition and experience in the IT industry.


EMPLOYEES

           As of December 31, 1999, Giga employed 387 persons, including 139 in research and research support, 24 in events and conferences and publications, 145 in sales and marketing, 14 in research and development and 65 in administration. Of such employees, 101 are located in Giga's Norwell facility, 71 are located in Giga's Cambridge headquarters, 90 are located in Giga's other domestic facilities, 70 are located internationally and 55 work from their homes. None of Giga's employees are represented by a collective bargaining arrangement and Giga believes its relationship with its employees is good.


TRADEMARKS

           GiGa Giga Information Group (and design)(R), Giga Advisory Service(R), GigaWeb(R), Gigabots(R) GigaTel(R) and GigaNotes(R), are registered trademarks of Giga Information Group. Giga uses several trademarks, including ePractices(TM), eKnowledge(TM), eGiga(TM), Knowledge Salons(TM), Web Site ScoreCard(TM), T.E.I. (Total Economic Impact) (TM), GigaWorld IT Forum(TM), IntraGiga(TM), IdeaBytes(TM), and ExperNet(TM). All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PLANS", "ANTICIPATES", "LIKELY", "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K.

Item 2. Properties.

           Giga's headquarters are located in Cambridge, Massachusetts and consist of approximately 15,500 square feet. This facility and approximately 27,000 square feet in its Norwell, Massachusetts facility together accommodate corporate administration, research, analysis and advisory, marketing and sales and customer support. The lease on the Cambridge facility expires in July 2004 and the lease on the Norwell facility expires in June 2001. The Company also leases office space for its research, and sales and marketing efforts in seven other U.S. and three primary international locations. The Company believes that additional facilities will be available in the future on commercially reasonable terms to meet future needs.

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


Item 4. Submission of Matters to a Vote of Security Holders.

           None.


Executive Officers of the Company

           The following table sets forth certain information as of March 15, 2000 concerning executive officers of the Company.

Name                Age       Position
----                ---       --------
Robert K. Weiler     49      Chairman of the Board of Directors, President
                             and Chief Executive Officer

Daniel M. Clarke     53      Senior Vice President, Chief Financial Officer,
                             Treasurer and Secretary

Daniel R. Mahoney    51      Senior Vice President, Research


           Mr. Weiler was named President and Chief Executive Officer of Giga in May 1999, and assumed full-time duties in August 1999. He was elected Chairman of the Board of Directors in October 1999. Prior to joining Giga, he was President and Chief Executive Officer of Eastman Software (formerly Wang Software). From January 1991 to December 1995 he served as Senior Vice President, Worldwide Sales & Marketing, Service & Support for Lotus Development Corp. From October 1988 to January 1991 he was President and Chief Operating Officer of Interleaf, Inc., a hardware and electronic publishing /document management software company. From August 1986 to September 1987, Mr. Weiler served as Executive Vice President, Worldwide Sales & Marketing for Cullinet Software. He was appointed President and Chief Executive Officer in August 1987 and served in that capacity until September 1988. From August 1985 to 1986 Mr. Weiler was CEO and President of Distribution Management Systems, an application software company acquired by Cullient. From 1976 to 1985

Mr. Weiler served in a variety of management positions for McCormack and Dodge, a privately held software company until purchased by Dunn & Bradstreet Software in 1983. Mr. Weiler holds a B. A. degree form Saint Anselm College.

           Mr. Clarke has served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary since September 1997. From January 1999 to August 1999, while Giga transitioned to a new Chief Executive Officer, Mr. Clarke also served as Acting President and Chief Operating Officer. From July 1996 to August 1997, Mr. Clarke served as Vice President, Finance and Administration and Chief Financial Officer for Dataware Technologies, Inc., a provider of software for professional electronic publishing and knowledge management. From January 1995 to June 1996, Mr. Clarke was an independent financial consultant. From 1990 to December 1995, Mr. Clarke was an executive officer of Xyvision, Inc., a software and services company that develops and markets advanced software for document management, publishing and prepress. He served as Vice President, Chief Financial Officer and Secretary of Xyvision until January 1994, and as President and Chief Operating Officer from February 1994. From 1981 to 1989, Mr. Clarke served in a variety of senior management positions with BBN Corporation, a diversified high technology company. Mr. Clarke holds a B.S. Degree from Rensselaer Polytechnic Institute and a M.B.A. from Harvard Business School.

           Mr. Mahoney has served as Senior Vice President, Research since February 2000. He served as Vice President, Managing Research Executive from July 1997 to February 2000. From June 1996 to July 1997, Mr. Mahoney was Vice President and General Manager at Intranet Partners, a startup consultancy that focused on the business use of Internet technologies. From April 1995 to February 1996, Mr. Mahoney was Vice President and General Manager of Dataquest North America where he was responsible for the analysis, sales and marketing for North American business. From 1994 to 1995 Mr. Mahoney was the Director of Systems Development for Household Credit Services, the credit-card division of Household International and one of the top five credit-card companies in the world. From 1969 to 1994, Mr. Mahoney held a variety of management, marketing and development positions at IBM. Mr. Mahoney holds a B.A. in mathematics from Marist College and has done advanced degree work in computer science at New York University and in the M.B.A. program at Santa Clara University, California.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

           Since July 30, 1998, Giga's common stock has been listed for trading on the Nasdaq Stock Market(R) National Market ("Nasdaq") under the symbol "GIGX". Prior to July 30, 1998 there was no established public trading market for Giga's common stock. The following table sets forth the high and low sales prices as reported by Nasdaq for each quarterly fiscal period during the fiscal years ended December 31, 1999 and December 31, 1998.

                                                         FISCAL YEAR 1999                  FISCAL YEAR 1998
                                                  --------------------------------  -------------------------------
                                                       HIGH             LOW             HIGH              LOW
                                                  ---------------  ---------------  --------------   --------------
First Quarter ended March 31                          $7.00            $2.938             -                -
Second Quarter ended June 30                          $5.375           $3.000             -                -
Third Quarter ended September 30 (a)                  $7.000           $4.063          $13.25           $3.875
Fourth Quarter ended December 31                      $7.500           $2.656          $4.875           $2.625

       (a) The third quarter ended September 30, 1998 commenced on July 30, 1998 with the Offering.


           As of March 16, 2000, there were approximately 193 holders of record (1,313 beneficial owners) of Giga's common stock and the reported closing price on that date was $8.875 per share.

           As of December 31, 1999, Giga had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future.


Item 6.   Selected Consolidated Financial Data.

The following table summarizes recent financial information for Giga Information Group, Inc. For further information, refer to Part II, Item 8. Consolidated Financial Statements and Supplementary Data.

                          GIGA INFORMATION GROUP, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (In thousands, except share and per share data)

                                                                                                                        Predecessor
                                                                      Company                                          Companies (2)
                                                   -------------------------------------------                          -----------
                                                                                                   March 17    Pro Forma  January 1
                                                                    Year Ended                        to       Year Ended     to
                                                                   December 31,                  December 31,  December 31  April 5,
                                                   -------------------------------------------
                                                     1999        1998        1997        1996        1995       1995(1)      1995
                                                   --------    --------    --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
     Continuous information services               $ 45,257    $ 31,789    $ 14,600    $  3,149    $   --      $   --      $   --
     Other services                                   7,155       6,751       4,715       6,043       5,517       8,543       1,833
     Publications                                        89         219         344         946       1,442       1,725         283
                                                   --------    --------    --------    --------    --------    --------    --------
        Total revenues                               52,501      38,759      19,659      10,138       6,959      10,268       2,116

-----------------------------------------------------------------------------------------------------------------------------------

     Loss from continuing operations
        before income taxes                         (17,266)    (17,985)    (23,771)    (23,193)     (6,459)     (7,568)       (716)
     Income tax provision (benefit)                      62          36        (641)       (491)     (1,093)     (1,311)       (213)
                                                   --------    --------    --------    --------    --------    --------    --------
     Loss from continuing operations                (17,328)    (18,021)    (23,130)    (22,702)     (5,366)     (6,257)       (503)
                                                   --------    --------    --------    --------    --------    --------    --------

     Income (loss) from discontinued operations        --          --         1,313      (2,688)      1,644       2,251         651
                                                   --------    --------    --------    --------    --------    --------    --------

     Income (loss) before extraordinary item        (17,328)    (18,021)    (21,817)    (25,390)     (3,722)     (4,006)        148
                                                   --------    --------    --------    --------    --------    --------    --------

     Extraordinary item, net of tax effect             --          (707)       --          --          --          --          --
                                                   --------    --------    --------    --------    --------    --------    --------

Net income (loss)                                  $(17,328)   $(18,728)   $(21,817)   $(25,390)   $ (3,722)   $ (4,006)   $    148
                                                   ========    ========    ========    ========    ========    ========    ========

-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE (3):
Historical results per common and
     common equivalent share (basic and diluted):
        Loss from continuing operations            $  (1.73)  $   (3.36)  $ (11.16)    $  (11.21)  $   (4.02)
        Income (loss) from discontinued
          operations                                  -             -         0.63         (1.33)       1.23
        Extraordinary item                            -           (0.13)      -             -           -
                                                  ---------   ---------  ---------     ---------   ---------
        Net loss                                   $  (1.73)  $   (3.49)  $ (10.53)    $  (12.54)  $   (2.79)
                                                  =========   =========  =========     =========   =========
Historical weighted average common and
     common equivalent shares outstanding:        9,999,737   5,365,202  2,072,837     2,024,771   1,332,853
                                                  =========   =========  =========     =========   =========

-----------------------------------------------------------------------------------------------------------------------------------

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

                          GIGA INFORMATION GROUP, INC.
                SELECTED CONSOLIDATED FINANCIAL DATA - CONTINUED
                (In thousands, except share and per share data)


                                                                              December 31,
                                                          ------------------------------------------------------
                                                            1999        1998       1997        1996       1995
                                                          --------    --------   --------    --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities         $  6,182    $ 21,057   $  3,539    $  8,286   $ 16,876
Accounts receivable, billed and unbilled, net               26,173      19,623     13,688       5,276      1,663
Other current assets                                         5,174       4,772      3,753       1,753      1,224
                                                          --------    --------   --------    --------   --------
      Total current assets                                  37,529      45,452     20,980      15,315     19,763
Property and equipment, intangibles, and other assets        6,666       3,761      2,043       4,364      5,070
                                                          --------    --------   --------    --------   --------
Total Assets                                              $ 44,195    $ 49,213   $ 23,023    $ 19,679   $ 24,833
                                                          ========    ========   ========    ========   ========

Current portion of long-term obligations                  $    527    $    461   $  1,526    $   --     $   --
Deferred revenues                                           37,817      29,162     20,604       6,832      2,201
Other current liabilities                                   11,668       9,432      9,046       8,363      6,013
                                                          --------    --------   --------    --------   --------
      Total current liabilities                             50,012      39,055     31,176      15,195      8,214
Long term obligations, less current portion                    569         752        937       1,511      1,437
Net liabilities of discontinued operations, non-current       --          --         --         1,307        210
Total stockholders' equity (deficit)                        (6,386)      9,406     (9,090)      1,666     14,972
                                                          --------    --------   --------    --------   --------
Total liabilities and stockholders' equity (deficit)      $ 44,195    $ 49,213   $ 23,023    $ 19,679   $ 24,833
                                                          ========    ========   ========    ========   ========
----------------------------------------------------------------------------------------------------------------

ANNUALIZED VALUE (4):

Annualized Value at December 31                           $ 58,061    $ 43,799   $ 26,619    $  9,339
                                                          ========    ========   ========    ========

----------------------------------------------------------------------------------------------------------------

(4) Annualized value, as measured by the Company, represents the cumulative annualized subscription value of the Company's Continuous Information Services agreements in effect at a given point in time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PLANS", "ANTICIPATES", "LIKELY", "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS , OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. IN EVALUATING SUCH FORWARD LOOKING STATEMENTS, AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K.


ORGANIZATION OF THE COMPANY AND FINANCIAL STATEMENT PRESENTATION

           Giga was organized on March 17, 1995. In April 1995, Giga acquired BIS as part of its strategic plan to accelerate the development of its CIS business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. In July 1995, Giga acquired a majority equity interest in ExperNet, which was owned by Gideon I. Gartner and David L. Gilmour, each currently a director and an officer of Giga at that time. In December 1995 Giga acquired the remaining equity interest in ExperNet.

           This Annual Report on Form 10-K includes selected consolidated financial data (refer to Item 6. Selected Consolidated Financial Data) for BIS, as the predecessor to Giga Information Group, Inc. for the period January 1, 1995 through April 5, 1995, the date of its acquisition by Giga. The periods covered by the financial statements of Giga Information Group, Inc. commence on March 17, 1995, the date of its incorporation, and include the results of operations of BIS from April 5, 1995, the date of its acquisition, and the results of operations of ExperNet from July 6, 1995, the date of its acquisition. Results of operations of ExperNet are not included in results of Predecessor Companies, which are solely the results of BIS. The acquisition of BIS was accounted for under the purchase method; accordingly, acquired assets were recorded at their estimated fair values and related goodwill of approximately $3.1 million was also recorded and was amortized over two years. The acquisition of ExperNet was also accounted for as a purchase with the related goodwill of approximately $1.4 million amortized over five years. During 1997, the unamortized portion of the goodwill relating to the ExperNet acquisition was written off, resulting in a charge to amortization expense of $1.0 million.

           In June 1996, Giga discontinued the BIS market research business. Giga continues to generate revenues from the events and conferences businesses acquired as part of the acquisition of BIS, which are reflected in the statements of operations as Other Services. As a result of discontinuing the BIS market research business, Giga recorded a charge, net of taxes, of approximately $2.3 million in the year ended December 31, 1996. Giga entered into agreements with two unrelated parties, which have assumed responsibility for fulfillment of

Giga's obligations to former BIS customers in exchange for a share of the deferred revenues recorded by Giga with respect to such customers. In 1997, Giga recorded a gain of approximately $1.1 million comprised mainly of a reversal of the provision for future lease commitments and related expenses for two facilities in England and the provision established for refunds to potentially dissatisfied customers. Giga does not consider the historical results of BIS operations, which have been discontinued, to be meaningful or indicative of its future results of operations.

           In December 1996, Giga, in anticipation of a sale to local management, discontinued its econometric forecasting business, BIS Shrapnel, which was based in Australia. Giga recorded a provision of $160,000 in 1996 for anticipated operating losses prior to the completion of the sale. In July 1997, the operations were sold to local management for approximately $293,000 in cash, and a gain of approximately $212,000, net of taxes, was recorded and is reflected in disposal of discontinued operations. All liabilities and business risks were transferred to the local management of BIS Shrapnel.


OVERVIEW

           Giga provides objective research, advice and continuous coaching on technology for e-Business. Giga's integrated suite of offerings helps clients make strategic decisions about the technologies, people and processes needed to excel in the new digital economy. Emphasizing close interaction among analysts and clients, Giga delivers support with the speed and scope necessary for e-Business. Giga's four principal product and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices (formerly IT Practice Services), (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with the Company's analysts and advisors.

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its ePractices services (formerly IT Practice Services). Advisory Consulting was introduced in September 1997. Giga's Events and Publications product line was acquired with the acquisition of BIS in April 1995. Giga's Web Site ScoreCard offering was launched in the third quarter of 1999. For financial reporting purposes, revenues from (i) Advisory Service, ePractices services and Advisory Consulting are aggregated into Continuous Information Services, (ii) Events and other services, principally consulting and Web Site ScoreCard, are aggregated into Other Services and (iii) Publications are listed separately. Giga expects that CIS revenues will continue to increase as a percentage of its total revenues.

           Giga's principal CIS products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A small number of these contracts, however, are billed quarterly or monthly. Amounts received in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a prorata basis over the term of the contract. Revenues from Other Services are recognized as follows: events as they occur and consulting and Web Site ScoreCard as such services are performed. Revenues from Publications are recognized when publications are delivered. Unbilled receivables are primarily generated as a result of contractual extended billing terms offered in connection with Giga's CIS contracts. Giga also records the related commission obligation upon acceptance of a CIS contract and amortizes the corresponding deferred commission over the contract period in which the related CIS revenues are earned. With the consistent application of these accounting policies as well as growth in CIS contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries in the European Community as well. In Canada, Giga utilizes a full-scale sales force and provides business support to these salespersons through its operations in the United States. Substantially all Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga has begun marketing in Israel, Korea, Italy, Argentina and Brazil through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of the volume of its CIS business is the annualized value ("Annualized Value" or "AV") of its Continuous Information Services agreements in effect at a given point in time. Giga calculates Annualized Value each month as the cumulative annualized subscription value payable under the agreements without regard to commencement date, duration or risk of cancellation. Annualized Value at December 31, 1999 increased 33% to $58.1 million from $43.8 million at December 31, 1998, while Annualized Value per client increased 13% to $52,000 at December 31, 1999 from $46,000 at December 31, 1998. The growth rate of AV declined in 1999 when compared to 1998, in part due to increases in the AV base in prior years. New opportunities were postponed in response to uncertainties surrounding the impact of Y2K. The decline in business from new customers was offset by upgrades to existing customer contracts. Price pressure has continued into 1999 as Giga's competitors have adjusted their prices in response to what Giga believes is the superior value of its services.

           A majority of Giga's annual contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total CIS fees each year. Approximately 16% of contract value up for renewal in 1999 cancelled, discontinuing all Continuous Information Services, as compared to 21% in 1998. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful due in part to Giga's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of Giga's major competitors.

           Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, and particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end.

           Giga's operating expenses consist of cost of services, cost of publications, selling and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's Continuous Information Services and other services including personnel expenses for analysts and other personnel, direct expenses for events and conferences, and royalties to third party information providers. Cost of publications consists of expenses to create, print and distribute publications. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the administrative functions of Giga.

           Since its inception, Giga has incurred substantial costs to develop its Continuous Information Services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga expects to incur significant losses through at least fiscal 2000 as Giga continues to expand and develop its services, products and infrastructure.

           Giga has incurred substantial tax loss carryforwards since inception, and acquired tax loss carryforwards with its acquisition of BIS, all of which totaled approximately $76.9 million in the aggregate at December 31, 1999. Due to the magnitude of these existing tax loss carryforwards, the continuing anticipated losses through at least 2000 and the substantial uncertainties associated with its business, Giga is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues:

                                                                  1999             1998              1997
                                                              --------------   --------------    --------------
Revenues:
     Continuous information services                                    86%              82%               74%
     Other services                                                     14%              17%               24%
     Publications                                                         -               1%                2%
                                                              --------------   --------------    --------------

        Total revenues                                                 100%             100%              100%
                                                              ==============   ==============    ==============

Costs and expenses:
     Cost of services                                                   46%              51%               63%
     Cost of publications                                                 -               1%                1%
     Sales and marketing                                                61%              70%              100%
     Research and development                                            4%               3%               10%
     General and administrative                                         17%              17%               31%
     Depreciation and amortization                                       4%               4%               14%
                                                              --------------   --------------    --------------

        Total costs and expenses                                       132%             146%              219%
                                                              --------------   --------------    --------------

     Loss from operations                                              (32%)            (46%)            (119%)

Interest income                                                          1%               2%                1%
Interest expense                                                          -              (3%)              (1%)
Foreign exchange gain/(loss)                                            (2%)              1%               (2%)
                                                              --------------   --------------    --------------

     Loss from operations before income taxes                          (33%)            (46%)            (121%)
Income tax provision (benefit)                                            -                -               (3%)
                                                              --------------   --------------    --------------

     Loss from continuing operations                                   (33%)            (46%)            (118%)

     Income from discontinued operations                                  -                -                7%
                                                              --------------   --------------    --------------

     Loss before extraordinary item                                    (33%)            (46%)            (111%)

     Extraordinary item                                                   -              (2%)                -
                                                              --------------   --------------    --------------

     Net loss                                                          (33%)            (48%)            (111%)
                                                              ==============   ==============    ==============


     In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

FOR THE YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31, 1998

           Revenues. Total revenues increased 35% to $52.5 million in 1999 from $38.8 million in 1998. The increase in total revenues was primarily due to the increase in revenues from Continuous Information Services.

           Revenues from Continuous Information Services increased 42% to $45.2 million, or 86% of total revenues, in 1999 from $31.8 million, or 82% of total revenues, in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services as evidenced by a 65% increase in Annualized Value in 1998 which serves as a base for 1999 revenues, the increase in the average installed value per client from $46,000 at December 31, 1998 to $51,600 at December 31, 1999, and strong growth in international markets.

           Revenues from Other Services increased 6% to $7.2 million, or 14% of total revenues, in 1999 from $6.8 million, or 17% of total revenues, in 1998. The increase was primarily due to sales of Giga's new Web Site ScoreCard offering in the fourth quarter of 1999.

           Revenues from Publications decreased 59% to $89,000 in 1999 from $219,000 in 1998. The decrease was due to the continued de-emphasis on this business activity.

           Cost of services. Cost of services increased 24% to $24.4 million in 1999 from $19.6 million in 1998. The increase in costs was primarily due to the expansion of analyst staff to support a larger customer base and increased costs to support increased attendance at and enhancement of GigaWorld IT Forum, and other Giga conferences.

           Cost of publications. Cost of publications decreased 56% to $178,000 in 1999 from $407,000 in 1998. The decrease in expense was primarily attributable to lower personnel, reproduction and mailing costs in 1999 resulting from the continued de-emphasis of this business activity.

           Sales and marketing. Sales and marketing expenses increased 18% to $31.8 million in 1999 from $27.0 million in 1998. The increase was principally due to higher personnel expenses, higher sales commissions, a full year's expense for the field analyst program established late in the third quarter of 1998, higher business travel expenses due to changes in sales territories and increased facilities costs for new sales offices.

           Research and development. Research and development expenses increased 75% to $2.1 million in 1999 from $1.2 million in 1998. The increase was primarily due to personnel costs and outside consulting fees used in the development and testing of the newest release of GigaWeb.

           General and administrative. General and administrative expenses increased 34% to $9.1 million in 1999 from $6.8 million in 1998. The increase in expense was primarily due to adding infrastructure, hiring additional personnel and incurring related recruiting costs.

           Depreciation and amortization. Depreciation and amortization expense increased 29% to $1.9 million in 1999 from $1.5 million in 1998. The increase was primarily due to increased depreciation costs resulting from computer equipment and software purchased for new personnel and new deployment of financial and customer relationship management systems.

           Interest income and expense. Interest income decreased slightly to $703,000 in 1999 from $736,000 in 1998. Cash balances available for investment in 1999 decreased throughout the year, while cash balances available for investment in 1998, particularly in the third and fourth quarters, were significantly higher resulting from cash proceeds received from Giga's initial public offering. Interest expense on notes payable and long-term equipment financing decreased to $204,000 in 1999 from $1.3 million in 1998 due to lower outstanding principal balances on equipment leases and repayment of $10.0 million in notes payable ("Bridge Notes") in August 1998. The Bridge Notes were originally issued in April 1998 pursuant to the terms of the Loan and Warrant Purchase Agreement for bridge financing prior to the Offering (see discussion of the extraordinary item below).

           Foreign exchange gain/(loss). Foreign exchange losses recorded in 1999 were $768,000, versus gains of $306,000 in 1998 due primarily to unrealized transaction losses caused by weakening of the German Mark, the French Franc and the British Pound versus the U.S. Dollar.

           Extraordinary Item. An extraordinary non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes resulting from the fair market valuation of common stock warrants issued in conjunction with these Bridge Notes. The accretion was accelerated from future periods as a result of retiring the Bridge Notes upon completion of the Giga's initial public offering.


FOR THE YEAR ENDED DECEMBER 31, 1998 VERSUS THE YEAR ENDED DECEMBER 31, 1997

           Revenues. Total revenues increased 97% to $38.8 million in 1998 from $19.7 million in 1997. The increase in total revenues was primarily due to increased revenues from Continuous Information Services, but also to an increase in revenues from events.

           Revenues from Continuous Information Services increased 118% to $31.8 million, or 82% of total revenues, in 1998 from $14.6 million, or 74% of total revenues, in 1997. The increase in revenues was primarily due to growing market acceptance of Giga's services as evidenced by a 185% increase in Annualized Value in 1997 which serves as a base for 1998 revenues, the increase in the average installed value per client from $35,200 at December 31, 1997 to $46,000 at December 31, 1998, and strong growth in international markets and Advisory Consulting.

           Revenues from Other Services increased 43% to $6.8 million, or 17% of total revenues, in 1998 from $4.7 million, or 24% of total revenues, in 1997. The increase was primarily due to higher revenues generated from the planned expansion of Giga's events and conferences activities and increased attendance at Giga's flagship conference, GigaWorld IT Forum. This increase was partially offset by a decrease in consulting revenues associated with the phase-out of certain consulting services.

           Revenues from Publications decreased 36% to $219,000 in 1998 from $344,000 in 1997. The decrease was primarily due to a de-emphasis on this business activity.

             Cost of services. Cost of services increased 57% to $19.6 million in 1998 from $12.5 million in 1997. The increase in costs in 1998 was primarily due to additional staff hired as analysts and field analysts to support a larger customer base, increased costs in support of expanded offerings in events and conferences, and other expenses associated with providing Continuous Information Services to Giga's growing customer base.

           Cost of publications. Cost of publications increased 134% to $407,000 from $174,000 in 1997. The increase in expense was primarily attributable to greater personnel and production costs in 1998 and lower expenses in 1997 resulting from non-recurring gains from the disposition of two publications.

           Sales and marketing. Sales and marketing expenses increased 38% to $27.0 million in 1998 from $19.6 million in 1997. The increase was primarily due to the expansion of Giga's direct sales organization, higher sales commission expense resulting from increased revenues and increased emphasis on performing briefings and other lead generation activities.

           Research and development. Research and development decreased 40% to $1.2 million in 1998 from $2.0 million in 1997. The decrease in 1998 was primarily due to completing development of GigaWeb's basic functionality in 1997.

           General and administrative. General and administrative expenses increased 12% to $6.8 million in 1998 from $6.1 million in 1997. The increase in expense was primarily due to enhancements to infrastructure such as internal systems, additional personnel and other items to support Giga's growth.

           Depreciation and amortization. Depreciation and amortization expenses decreased 48% to $1.5 million in 1998 from $2.8 million in 1997. The decrease was primarily due to cessation of goodwill and leasehold amortization charges in 1998, which were partially offset by increased depreciation costs resulting from computer equipment purchases for new personnel.

           Interest income and expense. Interest income increased to $736,000 in 1998 from $277,000 in 1997 due to higher average cash balances available for investment, particularly in the third and fourth quarters of 1998 subsequent to Giga's Offering. Interest expense increased to $1.3 million in 1998 from $235,000 in 1997. This increase is primarily due to interest charges on $10.0 million in notes payable ("Bridge Notes") issued in April 1998 pursuant to the terms of the Loan and Warrant Purchase Agreement for bridge financing prior to Giga's Offering. These interest charges included cash payments in the amount of $390,000 and a non-cash charge of $475,000 for accretion of the discount recorded to the Bridge Notes to value the common stock warrants issued in conjunction with the Bridge Notes at fair market value. The Bridge Notes were repaid in full in August 1998 (see discussion of the extraordinary item below). Additional interest costs were incurred in 1998 on long-term equipment financing secured by Giga in the fourth quarter of 1997.

           Foreign exchange gain/(loss). Foreign exchange gain/(loss) improved in 1998 to a $306,000 gain from a $375,000 loss in 1997 due primarily to unrealized transaction gains caused by strengthening of the British Pound, the German Mark and the French Franc versus the U.S. dollar.

           Discontinued operations. In 1997, Giga recorded income, net of taxes, of $1.3 million principally from the settlement of a liability relating to a long-term, foreign lease and reversal of the provision established for refunds to potentially dissatisfied customers, all of which had been part of charges recorded in 1996 to discontinue Giga's BIS market research business. Also in 1997, Giga recognized a gain on the sale of its discontinued econometric forecasting business, BIS Shrapnel, in the amount of $212,000.

           Extraordinary item. An extraordinary, non-cash charge of $707,000, net of taxes, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes issued in April 1998 (see discussion of interest income and expense above). The discount was recorded to value the common stock warrants issued in conjunction with the Bridge Notes at fair market value. Accretion charges were accelerated from future periods due to repayment of the Bridge Notes, in accordance with the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes, on August 4, 1998, upon completion of Giga's Offering.


LIQUIDITY AND CAPITAL RESOURCES

           Prior to August 1998, Giga funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. Giga received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $81,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, Giga also issued the Bridge Notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The Bridge Notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the Bridge Notes became due and payable upon the consummation of Giga's Offering. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock were exercised for a cash total of $37,998, at an exercise price of $3.00 per share These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

           In August 1998, Giga completed its Offering of 3,000,000 shares of common stock at $12.50 per share. Net proceeds to Giga aggregated approximately $33.8 million. Giga used $10.2 million of the net proceeds to repay obligations for principal and remaining accrued interest under the Bridge Notes issued in April 1998. Also upon the consummation of the Offering, all outstanding shares of Giga's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of common stock.

           At December 31, 1999, Giga had cash, cash equivalents and marketable securities of $6.2 million. During the year ended December 31,1999, Giga's capital expenditures totaled approximately $4.7 million, primarily for computer equipment and applications software. Giga expects that additional purchases of computer equipment will be made as Giga's employee base and customer base grows. As of December 31, 1999, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 2000.

             Net cash used by continuing operations was approximately $9.9 million for the year ended December 31, 1999 and $13.4 million for the year ended December 31, 1998. This decrease was due principally to a lower net loss in 1999 and changes in various balance sheet accounts, particularly accounts receivable and deferred revenues.

           Net cash provided by investing activities was approximately $1.4 million for the year ended December 31, 1999 compared to net cash used by investing activities of approximately $9.9 million for the year ended December 31, 1998. The change was primarily due to maturities of marketable debt securities, offset by purchases of marketable debt securities and computer equipment and applications software in 1999.

           Cash used by financing activities was approximately $124,000 for the year ended December 31, 1999 compared to approximately $34.1 million of cash provided by financing activities for the year ended December 31, 1998. Giga completed its Offering in 1998 as well as its Bridge Note financing and Series D financing. No further major financing activities were completed in 1999.

                Giga has spent substantial amounts to date on capital and operating expenditures, which have contributed to an accumulated deficit of $87.0 million as of December 31, 1999. Furthermore, Giga expects capital and operating expenditures to increase due to numerous factors, including Giga's plans to increase marketing efforts for its products and services, the expected costs to attract and retain qualified employees, the response of competitors to Giga's services, Giga's plans to develop and market new services and products, the continued enhancement of the GigaWeb system and the expansion of Giga's international operations.

           Giga believes that its existing cash, cash equivalents, and maturing marketable securities and cash expected to be generated from operations, after the repayment of debts as they become due, will be sufficient to fund Giga's cash needs until at least the first quarter of 2001.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, Giga might require additional working capital. If necessary, Giga would consider various sources of financing, including, but not limited to, lines of credit, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

           Giga has completed a readiness assessment of internal business systems critical to its continuing operations and the delivery of services to its clients and believes that all critical systems are Year 2000 compliant. Giga believes that the replacement effort specifically due to the Y2K issue is complete for these software applications and computer hardware. Replacement systems were either developed internally and/or purchased from third party vendors. Internally developed systems have been tested for compliance using simulated Y2K conditions and leap year conditions. Newly purchased systems have been verified as Y2K compliant by the vendors.

           Giga believes that its products are Y2K compliant, but can not guarantee that all Y2K related issues have been identified. Giga's readiness assessment addressed possible issues with GigaWeb and Giga has not experienced problems with users' ability to access GigaWeb or to search and retrieve GigaWeb content, including third party content. An upgrade to GigaWeb, GigaWeb 3.0, released on February 14, 2000 is Y2K compliant.

           Giga also identified significant third party service providers, vendors, suppliers and customers believed to be most critical to its business operations and assessed the extent to which Giga's operations are vulnerable if these vendors and customers experience Y2K issues. Giga is dependent on the Internet infrastructure for providing reliable GigaWeb access. GigaWeb is an Internet based information delivery interface and the primary delivery medium for Giga's Advisory Services. Y2K issues that could affect the power grid and communications networks that provide the Internet's infrastructure would be beyond Giga's control. Giga does not currently anticipate that it will experience any potential adverse effects to its business operations, based upon its survey of its vendors' Y2K readiness via questionnaires, disclosures available from their web sites and actual experience to date in 2000. However, there can be no assurance that these third parties will not experience Y2K problems, or that such third parties, even if compliant, will not experience difficulties resulting from Y2K issues affecting their suppliers, service providers and customers. The possible consequences of Giga's key suppliers or customers not being Y2K compliant include, but are not limited to, (1) delays in delivery or an inability to deliver its Continuous Information Services, (2) vendor or supplier delays in delivery or an inability to deliver goods or services critical to Giga's continuing operation, (3) delays in or an inability to bill and collect amounts due from customers, and (4) delays in or an inability to remit on the part of Giga's customers. As a result, Giga's business and its results of operations could be materially adversely affected by a temporary inability to conduct ordinary business for a period of time after such disruptions.

           Giga has developed appropriate contingency plans in the event that possible interruptions in business operations occur due to Y2K related issues.

           Based upon Giga's readiness efforts to date, approximately $400,000 of compliance cost has been incurred, most of which were payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs were charged to expense as incurred and funded through operating cash flow. This does not include costs associated with systems previously scheduled for upgrade or replacement. These costs do not include the costs associated with contingency plans ($100,000) or the costs for computer hardware and software replacement which would normally be capitalized ($105,000).

RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga Information Group). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga Information Group anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

           Interest Rate Exposure

           Based on Giga's overall interest exposure at December 31, 1999, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position, within a 95% confidence level based on historical interest rate movements.

           Currency Rate Exposure

           Foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. The costs and expenses of Giga's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Giga's international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity. To the extent Giga expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Giga will be exposed to increased risk of currency fluctuation.


Item 8.  Financial Statements and Supplementary Data.

           The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants.

           Not applicable.

                                    PART III


Item 10.  Directors and Officers.

           The information required to be furnished pursuant to this item with respect to the Directors of Giga will be set forth under the caption "Election of Directors" in Giga's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by Giga's Board of Directors for use at the 2000 Annual Meeting of Stockholders to be held on May 25, 2000, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

           3. Exhibits

           Exhibit
           Number              Description of Documents
           ------              ------------------------
           3.1 (1)    Fifth Amended and Restated Certificate of
                      Incorporation of the Registrant
           3.2 (1)    Amended and Restated By-Laws of the Registrant
           4 (1)      Specimen Certificate for shares of Common Stock, $.001
                      par value, of the Registrant
           10.1 (1)   Registration Rights Agreement dated November 13, 1995,
                      as amended, among the Registrant, the Investors named on
                      Exhibit A thereto, Gideon I. Gartner and David L. Gilmour
           10.2 (1)   Co-Sale and Stock Restriction Agreement dated November
                      13, 1995, as amended, among the Registrant, Gideon I.
                      Gartner and the stockholders named on the signature pages
                      thereto
           10.3 (5)   Employment Agreement dated December 24, 1998 between
                      the Registrant and Gideon I. Gartner
           10.4(5)    Consulting Agreement dated December 18, 1998 between the
                      Registrant and Richard L. Crandall
           10.5 (1)   Consulting Agreement dated February 1, 1998 between
                      the Registrant and David Gilmour
           10.6 (1)   Non-competition Agreement dated November 13, 1995
                      between the Registrant and Gideon I. Gartner
           10.7 (1)   Lease dated October 31, 1995 between the Registrant
                      and Cambridge 1400 Limited Partnership, with respect to
                      the premises at One Kendall Square
           10.8 (1)   (a) Lease dated October 6, 1987, as amended, between
                      BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as
                      Trustee of Longwater Circle Trust, with respect to the
                      premises at One Longwater Circle (b) Lease dated May 29,
                      1998, between the Registrant and Trinet Property Partners,
                      L.P., with respect to the premises at One Longwater Circle
           10.9 (2)   1995 Stock Option/Stock Issuance Plan

           Exhibit
           Number              Description of Documents (continued)
           ------              ------------------------------------
           10.10 (3)  1996 Stock Option Plan
           10.11 (4)  1997 Director Option Plan
           10.12 (6)  Employment Agreement, dated May 13, 1999, between Giga
                      Information Group, Inc. and Robert K. Weiler
           10.13*     Letter Agreement effective as of October 26, 1999 between
                      the Registrant and Robert K. Weiler providing for the
                      deferral of year 2000 compensation
           10.14 (7)  Giga Information Group, Inc. 1999 Share Incentive Plan
           10.15 (8)  Giga Information Group, Inc. 1999 Employee Stock
                      Purchase Plan
           10.16 (9)  Lease dated June 18, 1999 between the Registrant and
                      The Linden Limited Partnership with respect to its
                      headquarters at 139 Main St., Cambridge, Massachusetts
           10.17 (9)  Sublease dated June 28, 1999 between the Registrant and InCert Software Corporation with respect to the
                      premises at One Kendall Square, Cambridge, Massachusetts
           10.18 (10) Consulting Agreement dated as of August 23, 1999 between the Registrant and John Landry
           10.19 (11) Rights Agreement dated as of February 18, 2000
                      between Giga Information Group, Inc. and American Stock
                      Transfer & Trust Co., as Rights Agent. The Rights
                      Agreement includes as Exhibit B the form of Right
                      Certificate and as Exhibit C the form of Certificate of
                      Designations
           11*        Statement re computation of earnings per share
           21(1)      Subsidiaries of the Registrant
           23*        Consent of PricewaterhouseCoopers LLP
           27*        Financial Data Schedule

--------------------------------------------------------------------------------

           *          Filed herewith
           (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.
           (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64411), dated September 28, 1998.
           (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.
           (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.
           (5)        Incorporated by reference to the Registrant's Annual
                      Report on Form 10-K, dated March 31, 1999.
           (6)        Incorporated by reference to the Registrant's Current
                      Report on Form 8-K, dated May 17, 1999.
           (7) Incorporated by reference to Annex A to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
           (8) Incorporated by reference to Annex B to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
           (9)        Incorporated by reference to the Registrant's Quarterly
                      Report on Form 10-Q, dated August 16, 1999.
           (10)       Incorporated by reference to the Registrant's Quarterly
                      Report on Form 10-Q, dated November 15, 1999.
           (11) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.

(b)        Reports on Form 8-K

           Giga filed a Current Report on Form 8-K, dated October 29, 1999, pertaining to a press release announcing Giga's results of operations for the three and nine months ended September 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                                        GIGA INFORMATION GROUP, INC.


                                        By: ROBERT K. WEILER
                                          -----------------------------------
                                        Robert K.Weiler
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           NAME                                               TITLE                               DATE
ROBERT K. WEILER_                         Chairman of the Board of Directors,                March 29, 2000
---------------------                     President and CEO
Robert K. Weiler                          (Principal Executive Officer)


DANIEL M. CLARKE                          Senior Vice President, CFO,                        March 29, 2000
---------------------                     Secretary and Treasurer,
Daniel M. Clarke                          (Principal Financial and Accounting Officer)


GIDEON I. GARTNER                         Director                                           March 29, 2000
---------------------
Gideon I. Gartner

DAVID L. GILMOUR                          Director                                           March 29, 2000
---------------------
David L. Gilmour

A.G.W. BIDDLE III                         Director                                           March 29, 2000
---------------------
A. G. W. Biddle III

NEILL H. BROWNSTEIN                       Director                                           March 29, 2000
---------------------
Neill H. Brownstein

RICHARD L. CRANDALL                       Director                                           March 29, 2000
---------------------
Richard L. Crandall

BERNARD GOLDSTEIN                         Director                                           March 29, 2000
---------------------
Bernard Goldstein

JOHN B. LANDRY                           Director                                            March 29, 2000
------------------------
John B. Landry

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----


GIGA INFORMATION GROUP, INC.:

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets at December 31, 1999 and 1998                  F-3

Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997                                          F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 1998 and 1997                     F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                          F-6

Notes to Consolidated Financial Statements                                 F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Giga Information Group, Inc.:


           In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Giga Information Group, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Boston, Massachusetts
February 18, 2000

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                         DECEMBER 31,
                                                                                                ------------------------------
                                                                                                    1999            1998
                                                                                                -------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                       $ 5,381         $ 14,149
     Marketable securities                                                                               801            6,908
     Trade accounts receivable, net of allowance for uncollectible accounts of $473
        and $410 at December 31, 1999 and 1998, respectively                                          21,199           15,017
     Unbilled accounts receivable                                                                      4,974            4,606
     Prepaid expenses and other current assets                                                         5,174            4,772
                                                                                                -------------   --------------
        Total current assets                                                                          37,529           45,452
Property and equipment, net                                                                            6,188            3,430
Other assets                                                                                             478              331
                                                                                                -------------   --------------
        Total assets                                                                                $ 44,195         $ 49,213
                                                                                                =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                                $ 3,471          $ 1,989
     Deferred revenues                                                                                37,817           29,162
     Accrued expenses and other current liabilities                                                    8,197            7,443
     Current portion of long-term debt                                                                   527              461
                                                                                                -------------   --------------
     Total current liabilities                                                                        50,012           39,055
Long-term debt                                                                                             -              444
Deferred revenues                                                                                        569              308
                                                                                                -------------   --------------
        Total liabilities                                                                             50,581           39,807

Commitments and other contingent liabilities (Note 12)

Stockholders' equity (deficit):
     Preferred Stock, $.001 par value; 5,000,000 shares authorized, no shares issued and
        outstanding at December 31, 1999 and 1998                                                          -                -
     Common Stock, $.001 par value: 60,000,000 shares authorized, 10,043,401 and 9,943,502
        shares issued and outstanding at December 31, 1999 and 1998, respectively                         10               10
Additional paid-in capital                                                                            80,664           80,550
Deferred compensation                                                                                   (983)          (1,614)
Accumulated deficit                                                                                  (86,985)         (69,657)
Accumulated other comprehensive income                                                                   908              117
                                                                                                -------------   --------------
Total stockholders' equity (deficit)                                                                  (6,386)           9,406
                                                                                                -------------   --------------
        Total liabilities and stockholders' equity (deficit)                                        $ 44,195         $ 49,213
                                                                                                =============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                   GIGA INFORMATION GROUP, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except share and per share data)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                             1999              1998             1997
                                                                         --------------   ---------------   --------------
Revenues:
    Continuous information services                                           $ 45,257          $ 31,789         $ 14,600
    Other services                                                               7,155             6,751            4,715
    Publications                                                                    89               219              344
                                                                         --------------   ---------------   --------------

    Total revenues                                                              52,501            38,759           19,659

Costs and expenses:
    Cost of services                                                            24,405            19,643           12,477
    Cost of publications                                                           178               407              174
    Sales and marketing                                                         31,819            27,037           19,596
    Research and development                                                     2,073             1,187            1,975
    General and administrative                                                   9,130             6,789            6,065
    Depreciation and amortization                                                1,893             1,468            2,810
                                                                         --------------   ---------------   --------------

    Total costs and expenses                                                    69,498            56,531           43,097
                                                                         --------------   ---------------   --------------

Loss from operations                                                           (16,997)          (17,772)         (23,438)
                                                                         --------------   ---------------   --------------

Interest income                                                                    703               736              277
Interest expense                                                                  (204)           (1,255)            (235)
Foreign exchange gain/(loss)                                                      (768)              306             (375)
                                                                         --------------   ---------------   --------------

    Loss from continuing operations before income taxes                        (17,266)          (17,985)         (23,771)
Income tax provision (benefit)                                                      62                36             (641)
                                                                         --------------   ---------------   --------------

    Loss from continuing operations                                            (17,328)          (18,021)         (23,130)
                                                                         --------------   ---------------   --------------

Discontinued operations:
    Income from disposal of discontinued BIS market
       research business, net of applicable taxes of $568                            -                 -            1,101

    Income from disposal of discontinued BIS Shrapnel
       business, net of applicable taxes of $109                                     -                 -              212
                                                                         --------------   ---------------   --------------

    Income from discontinued operations                                              -                 -            1,313
                                                                         --------------   ---------------   --------------

    Loss before extraordinary item                                             (17,328)          (18,021)         (21,817)
                                                                         --------------   ---------------   --------------

    Extraordinary item for accelerated accretion of discount to
       note payable due to early repayment, net of taxes of $0                       -              (707)               -
                                                                         --------------   ---------------   --------------

Net Loss                                                                     $ (17,328)        $ (18,728)       $ (21,817)
                                                                         ==============   ===============   ==============

Results per common share:
    Historical -  basic and diluted:
       Loss from continuing operations                                         $ (1.73)          $ (3.36)        $ (11.16)
                                                                         ==============   ===============   ==============
       Income from discontinued operations                                         $ -               $ -           $ 0.63
                                                                         ==============   ===============   ==============
       Extraordinary item                                                          $ -           $ (0.13)             $ -
                                                                         ==============   ===============   ==============
       Net loss                                                                $ (1.73)          $ (3.49)        $ (10.53)
                                                                         ==============   ===============   ==============
       Weighted average number of shares used to compute
             results per common share                                        9,999,737         5,365,202        2,072,837
                                                                         ==============   ===============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   CONVERTIBLE             ADDITIONAL     STOCK
                                                   PREFERRED     COMMON     PAID-IN    SUBSCRIPTION     DEFERRED    COMPREHENSIVE
                                                     STOCK       STOCK      CAPITAL     RECEIVABLE    COMPENSATION  INCOME (LOSS)
                                                   -----------  ---------  ----------- -------------  -----------------------------
Balance at December 31, 1996                              $ 9        $ 2     $ 30,642         $ (25)

Issuance of 72,479 shares of Common Stock                                         148
Repurchase of 6,110 shares of Common Stock                                        (38)
Issuance of 2,609,491 shares of Series C
  Convertible Preferred Stock, net of expenses              3                  10,534
Payment of stock subscription receivable                                                         25
Comprehensive loss:
  Net loss                                                                                                               $ (21,817)
  Foreign currency translation adjustment                                                                                      396
                                                                                                                    ---------------
     Comprehensive loss                                                                                                  $ (21,421)
                                                                                                                    ===============

                                                   -----------  ---------  ----------- -------------  --------------
Balance at December 31, 1997                               12          2       41,286             -
                                                   -----------  ---------  ----------- -------------  --------------

Issuance of 115,612 shares of Common Stock
  under stock option plans                                                        233
Issuance of 285,715 shares of Series D
  Convertible Preferred Stock, net of expenses                                  1,919
Issuance of warrants to purchase 166,666 shares of
  Common Stock in conjuction with Bridge Notes                                  1,182
Initial Public Offering of 3,000,000 shares of Common
  Stock, net of expenses                                               3       33,790
Conversion of Series A, B, C and D Convertible
  Preferred Stock to 4,686,784 shares of Common Stock     (12)         5            7
Exercise of warrants for 47,999 shares of Common Stock                            144
Deferred compensation                                                           2,193                      $ (2,193)
Compensation expense related to stock options                                      91                           284
Deferred compensation for former employees                                       (295)                          295
Comprehensive loss:
  Net loss                                                                                                               $ (18,728)
  Foreign currency translation adjustment                                                                                     (422)
                                                                                                                    ---------------
     Comprehensive loss                                                                                                  $ (19,150)
                                                                                                                    ===============

                                                   -----------  ---------  ----------- -------------  --------------
Balance at December 31, 1998                                -         10       80,550             -          (1,614)
                                                   -----------  ---------  ----------- -------------  --------------

Issuance of 87,233  shares of Common Stock
  under stock option plans                                                        211
Exercise of warrants for 12,666 shares of Common Stock                             38
Compensation expense related to stock options                                     147                           349
Deferred compensation for former employees                                       (282)                          282
Comprehensive loss:
  Net loss                                                                                                               $ (17,328)
  Foreign currency translation adjustment                                                                                      791
                                                                                                                    ---------------
     Comprehensive loss                                                                                                  $ (16,537)
                                                                                                                    ===============

                                                   -----------  ---------  ----------- -------------  --------------
Balance at December 31, 1999                              $ -       $ 10     $ 80,664           $ -          $ (983)
                                                   ===========  =========  =========== =============  ==============

Table continued...

                                                   ACCUMULATED
                                                      OTHER                          TOTAL
                                                   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                  INCOME (LOSS)      DEFICIT     EQUITY (DEFICIT)
                                                  ---------------  ------------- ---------------
Balance at December 31, 1996                               $ 143      $ (29,112)        $ 1,659

Issuance of 72,479 shares of Common Stock                                                   148
Repurchase of 6,110 shares of Common Stock                                                  (38)
Issuance of 2,609,491 shares of Series C
  Convertible Preferred Stock, net of expenses                                           10,537
Payment of stock subscription receivable                                                     25
Comprehensive loss:
  Net loss                                                              (21,817)        (21,817)
  Foreign currency translation adjustment                    396                            396

     Comprehensive loss


                                                  ---------------  ------------- ---------------
Balance at December 31, 1997                                 539        (50,929)         (9,090)
                                                  ---------------  ------------- ---------------

Issuance of 115,612 shares of Common Stock
  under stock option plans                                                                 233
Issuance of 285,715 shares of Series D
  Convertible Preferred Stock, net of expenses                                           1,919
Issuance of warrants to purchase 166,666 shares of
  Common Stock in conjuction with Bridge Notes                                           1,182
Initial Public Offering of 3,000,000 shares of Common
  Stock, net of expenses                                                                33,793
Conversion of Series A, B, C and D Convertible
  Preferred Stock to 4,686,784 shares of Common Stock                                        -
Exercise of warrants for 47,999 shares of Common Stock                                     144
Deferred compensation                                                                        -
Compensation expense related to stock options                                              375
Deferred compensation for former employees                                                   -
Comprehensive loss:
  Net loss                                                             (18,728)        (18,728)
  Foreign currency translation adjustment                  (422)                          (422)

     Comprehensive loss


                                                 ---------------  ------------- ---------------
Balance at December 31, 1998                                117        (69,657)          9,406
                                                 ---------------  ------------- ---------------

Issuance of 87,233  shares of Common Stock
  under stock option plans                                                                 211
Exercise of warrants for 12,666 shares of Common Stock                                      38
Compensation expense related to stock options                                              496
Deferred compensation for former employees                                                   -
Comprehensive loss:
  Net loss                                                              (17,328)        (17,328)
  Foreign currency translation adjustment                    791                            791

     Comprehensive loss


                                                  ---------------  ------------- ---------------
Balance at December 31, 1999                               $ 908      $ (86,985)       $ (6,386)
                                                  ===============  ============= ===============


The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                         YEAR ENDED DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                       1999       1998       1997
                                                                                                     --------   --------   --------
Cash flows from operating activities:
    Net loss                                                                                         $(17,328)  $(18,728)  $(21,817)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
       (Income) loss from disposal of discontinued operations                                            --         --       (1,313)
       Depreciation and amortization                                                                    1,893      1,468      2,810
       Amortization of discount on note payable                                                          --        1,182       --
       Net loss on write-down of investments                                                             --         --          179
       Provision for doubtful accounts                                                                    102        (73)        27
       Interest on long-term debt added to principal                                                     --         --           74
       Interest on note receivable added to principal                                                    --         --           (5)
       (Gain) loss on sale of fixed assets                                                                 42        (12)        (2)
       Compensation expense related to stock options                                                      486        375       --
       Other non-cash items                                                                              --           17         87
    Change in assets and liabilities:
       Increase in accounts receivable                                                                 (7,057)    (5,725)    (8,405)
       Decrease (increase) in prepaid expenses and other current assets                                   559     (1,199)    (1,797)
       Decrease (increase) in other assets                                                               (150)      (156)        42
       Increase  in deferred revenues                                                                   9,166      8,791     13,696
       Increase in accounts payable and accrued liabilities                                             2,363        678      1,894
                                                                                                     --------   --------   --------

Net cash used in operating activities:
    Net cash used in continuing operations                                                             (9,924)   (13,382)   (14,530)
    Net cash used in discontinued operations                                                             --          (78)    (1,667)
                                                                                                     --------   --------   --------
       Net cash used in operating activities                                                           (9,924)   (13,460)   (16,197)
                                                                                                     --------   --------   --------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                          (4,667)    (3,032)      (559)
    Purchases of marketable securities                                                                 (7,464)    (7,700)      --
    Proceeds from maturities of marketable securities                                                  13,571        792       --
    Proceed from sale of Shrapnel                                                                        --         --          293
    Other, net                                                                                              9          1         60
                                                                                                     --------   --------   --------
       Cash provided by (used in) investing activities                                                  1,449     (9,939)      (206)
                                                                                                     --------   --------   --------

Cash flows from financing activities:
    Proceeds from Initial Public Offering of Common Stock, net of offering costs of $3,707               --       33,793       --
    Proceeds from issuance of Common Stock under option plans                                             211        216         61
    Proceeds from issuance of Common Stock due to exercise of warrants                                     38        144       --
    Repurchase of Common Stock                                                                           --         --          (38)
    Proceeds from issuance of Series C Convertible Preferred Stock, net of issuance costs of $188        --         --       10,537
    Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs of $81         --        1,919       --
    Repayments of principal to related parties                                                           --         (400)      --
    Proceeds from stock subscriptions receivable                                                         --         --           25
    Net increase (decrease) in short-term borrowings                                                     --         --         (193)
    Proceeds from long-term debt                                                                         --         --        1,465
    Proceeds from issuance of note payable, net of origination fee of $200                               --        9,800       --
    Principal repaid on note payable                                                                     --      (10,000)      --
    Principal payments on long-term debt                                                                 (378)    (1,419)      (139)
                                                                                                     --------   --------   --------
       Cash provided by (used in) financing activities                                                   (129)    34,053     11,718
                                                                                                     --------   --------   --------

    Effect of exchange rates on cash                                                                     (164)       (44)       (62)
                                                                                                     --------   --------   --------
    Net increase (decrease) in cash and cash equivalents                                               (8,768)    10,610     (4,747)
    Cash and cash equivalents, beginning of period                                                     14,149      3,539      8,286
                                                                                                     --------   --------   --------
       Cash and cash equivalents, end of period                                                      $  5,381   $ 14,149   $  3,539
                                                                                                     ========   ========   ========

    Supplementary cash flow information:
       Income taxes paid                                                                             $     62   $     88   $     15
       Interest paid                                                                                 $    204   $    815   $    121


The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY:

           Giga Information Group, Inc. ("Giga") was incorporated on March 17, 1995 in the State of Delaware. Giga's principal business activity is to help clients make strategic decisions about the technologies, people and processes needed to excel in e-Business. This is accomplished through a combination of objective research, advice and continuous technology coaching available primarily through subscription-based products. Giga derives its revenues primarily from three sources; Continuous Information Services ("CIS" or "Continuous Information Services"), which includes its Giga Advisory Service, ePractices services and Advisory Consulting; Other Services, which include events, conferences, consulting and Web Site ScoreCard services; and Publications. CIS consists of IT research and analysis to support customers' e-Business decisions. Services are distributed primarily through electronic media, as well as inquiry access to analysts and practitioners and participation in briefings and conferences, packaged into an annually renewable subscription-based product. On April 5, 1995, Giga acquired BIS Strategic Decisions, Inc. and its five foreign affiliates (collectively, "BIS"). On July 6, 1995 Giga acquired a 77.8% equity interest in ExperNet Corporation ("ExperNet") which was owned by Gideon I. Gartner, former Chairman of the Board of Directors and Chief Executive Officer of Giga, and currently a director, and David L. Gilmour, currently a director and formerly an officer of Giga, and, on December 29, 1995, Giga acquired the remaining 22.2% interest.

  Completion of Initial Public Offering

           On August 4, 1998, Giga consummated its Initial Public Offering (the "Offering") of 3,000,000 shares of its common stock at $12.50 per share. Aggregate net proceeds to Giga were approximately $33,800,000 after deducting underwriting discounts and offering expenses payable by Giga. A portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate principal amount of $10,000,000, plus accrued interest thereon (see
Note 10). Concurrent with the closing of the Offering, all shares of Giga's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of common stock. (see Note 13).

           Giga is subject to a number of risks similar to other companies in its industry including a dependence on sales and renewals of subscription-based services, uncertainty of market acceptance of its services, competition from other companies including those with greater resources than Giga, dependence on key individuals, the development of new services and products, protection of proprietary information and technology and the risks associated with international operations.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation and Principles of Consolidation

           The consolidated financial statements of Giga Information Group, Inc. include the accounts of Giga and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

           Marketable securities primarily consisted of corporate and Euro dollar bonds and medium to short-term notes stated at amortized cost of $800,000 at December 31, 1999 and $6,900,000 at December 31, 1998, which approximates fair value. These marketable securities have original maturities in excess of three months. Giga intends to hold these investments to maturity and has classified these marketable securities as current assets because of contractual maturities of one year or less.

           As a result of the lease for Giga's headquarters in Cambridge, Massachusetts, executed in June 1999, $300,000 of cash is held in a restricted, irrevocable letter of credit, the beneficiary of which is the lessor. The letter of credit serves as a security deposit for the lease. The lessor may renew the letter of credit in August 2000 for an amount less than, or equal to, $300,000.

  Concentration of Credit Risk

           Financial instruments, which potentially subject Giga to concentrations of credit risk, consist primarily of temporary cash investments in money market funds and trade accounts receivable. Giga places its temporary cash investments with high credit quality financial institutions in accordance with its investment policy as approved by its board of directors. Trade receivables result from contracts with various customers. Giga generally does not require collateral or other security from these customers. Giga performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

  Income Taxes

           Giga recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in Giga's consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates for the year in which the differences are expected to reverse. Giga records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Revenue and Commission Expense Recognition

           Subscription revenues from Continuous Information Services are deferred and recognized on a pro rata basis over the contract period, generally one year. Giga's policy is to record a receivable and related deferred revenues for the full amount of the contract on the date it is signed. Contracts are generally billable upon signing. Giga also records the related commission obligation upon the signing of these contracts and amortizes the corresponding deferred commission expense over the contract period in which the related Continuous Information Services revenues are earned. In the event the contract is canceled by the customer, the commission is refundable with respect to the portion related to the revenue which will not be recognized.

           Revenues from (i) Advisory Services, ePractices services (formerly IT Practice Services), and Advisory Consulting are aggregated into Continuous Information Services, (ii) Events and conferences and other services, principally consulting and Web Site ScoreCard, are aggregated into Other Services and (iii) Publications are listed separately. Revenues from Other Services are recognized as follows: events and conferences as they occur and consulting and Web Site Scorecard as such services are performed. Revenues from Publications are recognized when publications are delivered.

           Unbilled accounts receivable pertain to the portion of a customer's service period not yet invoiced in accordance with contractual extended billing terms offered in conjunction with the Continuous Information Services.

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

  Long-Lived Assets

           Giga regularly reviews long-lived assets for impairment. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. The test of such recoverability is a comparison of the asset value to its expected undiscounted future cash flows over the remaining life of the asset. This analysis relies on a number of factors including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Goodwill

           In 1997, Giga's assessment of the recoverability of goodwill associated with the ExperNet acquisition indicated a de-minimis level of future cash flows associated with this business. As such, Giga wrote-off the remaining unamortized portion of the goodwill resulting in a charge to amortization expense of $1,025,000. Total amortization expense related to goodwill in that year was approximately $1,186,000.

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

  Historical Net Loss per Common Share

           Giga computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase shares of common stock in the amount of 3,600,117 shares at December 31, 1999, 2,590,993 shares at December 31, 1998, and 1,637,740 shares at December 31, 1997 were excluded from the calculation of diluted net loss per common share. Common stock resulting from convertible notes convertible into 0 shares at December 31, 1999, 0 shares at December 31, 1998 and 93,193 shares at December 31, 1997 were also excluded from the calculation of diluted net loss per common share. At December 31, 1999, 2,472,071 options and warrants had an exercise price that was below the average market value per share of Giga's common stock during 1999.

  Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. Under SFAS No. 130, Giga is required to display comprehensive income and its components as part of Giga's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 1999, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders' equity for the years ended December 31, 1997, 1998 and 1999.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


 New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga Information Group). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga Information Group anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.


3. ACQUISITIONS:

  BIS Strategic Decisions, Inc. and Affiliates

           On April 5, 1995, Giga acquired 100% of the stock of BIS for $200,000 in cash and a $1,000,000 convertible promissory note (see Note 10). BIS was engaged in compiling and providing data intensive market research to vendors for use primarily in planning their product operating and marketing programs. The acquisition was accounted for as a purchase and, accordingly, the cost (including acquisition costs of $204,000) was assigned to the tangible and identifiable intangible assets acquired, including a leasehold for one of the facilities, and liabilities assumed based upon their estimated fair values at the date of acquisition. As part of the transaction, an intangible asset (leasehold) of approximately $1,300,000 was recorded representing the fair value of payments being made through May 1998 by a former owner of BIS.
In addition Giga acquired current assets of approximately $8,700,000 and furniture and equipment of approximately $2,000,000 offset by current liabilities assumed of approximately $12,600,000 (of which approximately $9,100,000 were deferred revenues), a note payable of $192,000 and a tax provision of approximately $1,000,000. The excess of the purchase price over the net assets acquired of approximately $3,059,000 was recorded as goodwill.

  ExperNet

           On July 6, 1995, Giga acquired a majority interest in ExperNet in exchange for (i) 160,000 shares of Series A Preferred Stock (213,333 shares of common stock on an as-converted basis), 80,000 shares (106,667 shares of common stock on an as-converted basis) of which were issued to Mr. Gartner and 80,000 shares (106,667 shares of common stock on an as-converted basis) of which were issued to Mr. Gilmour and (ii) the issuance to Mr. Gartner of an option to purchase 53,333 shares of common stock at an exercise price of $1.50 per share which vested immediately. On December 29, 1995 Giga acquired Mr. Gilmour's remaining interest in ExperNet in exchange for a $400,000, 6% convertible note (the "Note") due December 31, 2005 (see Note 10). ExperNet is comprised of a network of external IT practitioners, and the related interactive software, which respond to specific customer inquiries. In the transaction, Giga acquired current assets of approximately $148,000 and furniture and equipment of approximately $126,000, offset by current liabilities assumed of approximately $96,000 and long-term debt of approximately $386,000. The acquisition was accounted for as a purchase; accordingly, the excess of the purchase price over the net assets acquired of approximately $1,408,000 was recorded as goodwill.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. RELATED PARTIES:

           During 1997, Giga awarded 17,778 shares of common stock at a fair value of $3.00 per share to Mr. Gartner in lieu of a payment of cash for services rendered during 1996 as Chief Executive Officer. Giga recorded as compensation expense in 1996 the fair value of the common stock awarded to Mr. Gartner.

           In February 1998, Giga entered into an agreement with Mr. Gilmour, a director and co-founder of Giga, relating to Mr. Gilmour's continuing relationship with Giga. As part of this agreement, Giga agreed to early repayment of a note issued by Giga to Mr. Gilmour in December 1995 in connection with the acquisition by Giga of Mr. Gilmour's remaining interest in ExperNet (see Note 3). In addition, the agreement also provided that Giga would receive a 7.5% equity interest in a company newly formed by Mr. Gilmour and would be granted an irrevocable, royalty-free, worldwide license to use any software, products or technologies the new company develops during a three year period commencing on February 1, 1998.

           In December 1998, Giga entered into an agreement with Mr. Crandall, a director of Giga, for consulting services to be provided over a two-year period ending June 30, 2000. The agreement provides for total payments of $300,000 for consulting fees and $48,000 for operational expenses. Also pursuant to this agreement, Giga granted Mr. Crandall options to purchase a total of 100,000 shares at an exercise price equal to fair market value of $3.625 per share, on the date of grant. The options will vest over a four-year period contingent upon services being provided through June 30, 2000 (see Note 15). At December 31, 1998 Giga owed Mr. Crandall $60,000 for consulting fees and $12,000 for operational expenses for services rendered under this agreement. Payment for these fees was made in January 1999. All fees payable for services rendered in 1999 were paid in 1999.

           In August 1999, Giga entered into an agreement with Mr. Landry, a director of Giga, for consulting services to be provided over a two-year period ending August 31, 2001. Pursuant to this agreement, Giga granted Mr. Landry options to purchase a total of 25,000 shares at an exercise price of $5.75 per share, the fair market value on the date of grant. These options will vest over a two year period contingent upon services being provided through August 31, 2001 (see Note 15).


5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

           Prepaid expenses and other current assets consist of the following (in thousands):


                                            YEARS ENDED DECEMBER 31,
                                          1999               1998
                                     ----------------   ----------------

Prepaid compensation                         $ 3,678            $ 3,280

Other                                          1,496              1,492
                                     ----------------   ----------------
      Total                                  $ 5,174            $ 4,772
                                     ================   ================

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. PROPERTY AND EQUIPMENT

           Property and equipment at cost, less accumulated depreciation and amortization, consist of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                        1999        1998
                                                       ------      ------

Computer and related equipment                         $7,590      $6,215

Furniture and fixtures                                  1,764         741

Leasehold improvements                                    300         150
                                                       ------      ------

                                                        9,654       7,106

Less accumulated depreciation and amortization          3,466       3,676
                                                       ------      ------
Property and equipment, net                            $6,188      $3,430
                                                       ======      ======



           Depreciation expense, including amortization of assets under capital leases, was $1,890,000 for the year ended December 31, 1999, $1,287,000 for the year ended December 31, 1998, and $1,190,000 for the year ended December 31, 1997.


7. LEASE COMMITMENTS

           Giga leases certain office space and equipment under operating lease agreements. Future minimum rental commitments under all operating leases with remaining non-cancelable terms of one year or more are as follows (in thousands):

                                         OPERATING
                                           LEASES
                                     -----------------

           2000                               $ 2,180
           2001                                 1,915
           2002                                 1,685
           2003                                 1,285
           2004                                   472
           Thereafter                             315
                                     -----------------

               Total                          $ 7,852
                                     =================



           Rent expense, net of sublease income was approximately $1,890,000 for the year ended December 31, 1999 $1,163,000 for the year ended December 31, 1998, and $725,000 for the year ended December 31, 1997. Sublease income was approximately $71,000 for the year ended December 31, 1999, $6,000 for the year ended December 31, 1998, and $54,000 for the year ended December 31, 1997.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           An agreement was entered into by and among Giga and two prior owners of BIS providing for one prior owner, who had guaranteed all payments under a lease, to pay an aggregate of $1,500,000 to the landlord for rent under the lease, payable monthly in an amount of approximately $37,000. The guaranteed payments ended May 30, 1998.


8. INCOME TAXES:

           Giga has deferred tax assets of approximately $32,434,000 at December 31, 1999, $30,082,000 at December 31, 1998 and $20,216,000 at December 31, 1997.
For financial reporting purposes, valuation allowances of $32,434,000 at December 31, 1999, $30,082,000 at December 31, 1998, and $20,216,000 at December
31, 1997 have been recognized to offset these deferred tax assets until Giga can conclude that it is more likely than not that these deferred tax assets will be realized. The valuation allowance increased by approximately $2,352,000 during the year ended December 31, 1999, $9,866,000 during the year ended December 31, 1998, and $9,068,000 during the year ended December 31, 1997.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of Giga's deferred tax assets and liabilities are as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                      1999         1998
                                                    -------      -------
Deferred tax assets:

      Deferred revenue                              $   225      $ 1,486

      Net operating loss carryforwards               30,439       27,184

      Other - net                                     1,770        1,412
                                                    -------      -------

          Total deferred tax assets                  32,434       30,082

Valuation allowance for deferred tax assets          32,434       30,082
                                                    -------      -------

Net deferred tax assets                             $  --        $  --
                                                    =======      =======



           For financial reporting purposes, loss before income taxes includes the following components (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                          1999              1998             1997
                                                     ---------------   ---------------   --------------
Pre-tax loss from continuing operations:

      United States                                       $ (13,105)        $ (14,554)       $ (21,006)

      Foreign                                                (4,161)           (3,431)          (2,765)
                                                     ---------------   ---------------   --------------

Total                                                     $ (17,266)        $ (17,985)       $ (23,771)
                                                     ===============   ===============   ==============

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           The income tax provision (benefit) of the loss from continuing operations consists of the following components (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                1999          1998         1997
                                                -----        -----        -----

U. S. Federal and state                         $  60        $   4        $(554)

Foreign                                             2           32          (87)
                                                -----        -----        -----

Income tax provision (benefit)                  $  62        $  36        $(641)
                                                =====        =====        =====


           The income tax benefit of the loss from continuing operations differs from the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss from continuing operations as a result of the following differences:

                                                                                     PERCENTAGES FOR THE
                                                                                   YEARS ENDED DECEMBER 31,
                                                                           1999             1998              1997
                                                                      ---------------   --------------    --------------
Income tax at the statutory rate                                               (34.0)           (34.0)            (34.0)

Foreign subsidiary losses with no benefit recognized                             7.6              6.7               4.0

Foreign income taxed at different rates                                          0.6              0.9               0.4

Nondeductible goodwill                                                             -                -               1.7

U. S. losses with no benefit recognized                                         24.4             24.5              24.9

Other items - net                                                                1.8              2.1               0.3
                                                                      ---------------   --------------    --------------

Net deferred tax assets                                                          0.4              0.2              (2.7)
                                                                      ===============   ==============    ==============



           Giga has available net operating loss carryforwards of approximately $76,882,000 at December 31, 1999 and $60,716,000 at December 31, 1998, which may be used to reduce future taxable income. Of these amounts, at December 31, 1999 and 1998, U.S. carryforwards of approximately $66,276,000 and $52,282,000 expire in various years through 2019, certain non-U.S. carryforwards of approximately $5,160,000 and $4,781,000 expire in various years through 2004 and the balance may be carried forward indefinitely. If losses of acquired companies are used to reduce future taxable income, associated tax benefits will first reduce acquired goodwill and other non-current intangible assets before being recognized as a reduction of income tax expense in the period the benefits are realized. Utilization of the net operating loss carryforwards may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

           Accrued expenses and other current liabilities consist of the following (in thousands):


                                               YEARS ENDED DECEMBER 31,
                                               1999               1998
                                          ----------------   ----------------

Accrued compensation and benefits                 $ 4,363            $ 3,354

Sales tax payable                                   1,156              1,086

Other                                               2,678              3,003
                                          ----------------   ----------------

    Total                                         $ 8,197            $ 7,443
                                          ================   ================


10. BORROWINGS AND LONG-TERM DEBT:

           In connection with Giga's acquisition of BIS, the seller received a $1,000,000, 5% convertible note due April 5, 1998. The note was convertible into 185,298 shares of common stock. The note plus accrued interest was fully repaid on April 17, 1998.

           In connection with Giga's acquisition of ExperNet, Giga issued a $400,000, 6% convertible note to Mr. Gilmour (see also Note 3). The note plus accrued interest was repaid in two installments, the last of which was in April 1998.

           In June 1997, Giga entered into a loan agreement with a lending institution collateralized by certain equipment, machinery and fixtures. Under this agreement Giga received a $1,465,000 loan due in December 2000 with an effective interest rate of 18.4%. Principal payments required on this loan in the year 2000 are $527,000.

Loan and Warrant Purchase Agreement

           In April 1998, Giga entered into a Loan and Warrant Purchase Agreement whereby Giga issued convertible promissory notes with a face value of$10,000,000, at an annual interest rate of 12.0% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of common stock in exchange for cash proceeds of $10,000,000. The warrants are exercisable at $3.00 per share, for a period of ten years from the date of the grant. The fair market value of the warrants was recorded as a discount of $1,182,000 to the Bridge Notes and such Bridge Notes were recorded at $8,818,000. In August 1998, upon completion of the Offering, and in accordance with the terms of the Bridge Notes, a portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate amount of $10,000,000 plus accrued interest thereon.

           A total of $1,182,000 was charged to expense for the year ended December 31, 1998 to accrete the discount to the Bridge Notes. $707,000 of accretion was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 11).

           On August 4, 1998, warrants to purchase 47,999 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $143,997, at an exercise price of $3.00 per share (see Note 15).

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes were exercised for a cash total of $37,998 at an exercise price of $3.00 per share (see Note 15).

           On January 28, 2000 warrants to purchase a total of 38,666 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $115,998 at an exercise price of $3.00 per share (see Note 15).

           The weighted average interest rate of outstanding short-term borrowings was 7.1% for the year ended December 31, 1997. There were no short-term borrowings as of December 31, 1998 and 1999.


11.  EXTRAORDINARY ITEM:

           $707,000 of accretion, net of taxes of $0, was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note
10). The accelerated accretion would have been recognized ratably over the six-month period ending February 1, 1999 had the Company not completed the Offering and retired the Bridge Notes as required under the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.


12. COMMITMENTS AND CONTINGENT LIABILITIES:

           In October 1997, Giga had entered into an invoice factoring arrangement with a commercial bank under which Giga could borrow up to $3,000,000. Under this arrangement, the bank would have charged an administrative fee of 0.5% of each factored invoice and a monthly factoring management fee of 1.25% of the gross average monthly factored invoices. Borrowings under the arrangement were collateralized by all of Giga's assets. Upon the initial utilization of the factoring arrangement, the bank would have received warrants equal to the value of $125,000 for a class of stock to be determined and at a price to be determined. The arrangement was automatically renewable each year. As of December 31, 1999, no invoices had been factored under the arrangement and the arrangement was not renewed.


13. PREFERRED STOCK:

           The authorized capital stock of Giga includes 5,000,000 shares of Preferred Stock at December 31, 1999 and 1998. None of the authorized Preferred Stock at December 31, 1999 has been designated. Of the authorized 16,500,000 shares of Preferred Stock at December 31, 1997, 650,000, 9,000,000 and 4,500,000 shares were designated as Series A, Series B, and Series C Convertible Preferred Stock. An additional 2,000,000 shares of Preferred Stock were designated as Series D Convertible Preferred Stock in April 1998. The remaining 350,000 shares were not designated. Concurrent with the closing of the Offering, all shares of Giga's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of common stock on August 4, 1998.

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

  Series B Convertible Preferred Stock ("Series B")

           During 1995 and 1996, in three separate financings, the Company issued 7,354,500 shares of Series B for cash consideration of $24,766,000, net of issuance costs of $975,000. In addition, bridge financing in the principal amount of $2,000,000 was automatically converted into 571,428 shares of Series B at the first closing of the Series B Stock financing in November 1995. In addition, a warrant issued to the lender in connection with the Series B bridge financing in August 1995 was exercised on a cashless basis for 218,714 shares in September 1996 (see Note 15).

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

           In connection with this issuance, the Company issued warrants to purchase up to 1,409,127 shares of Series C (551,574 shares of common stock on an as-converted basis) at an exercise price of $4.50 per share ($13.50 per share of common stock on an as-converted basis) (see Note 15).

           All of the outstanding shares of the Company's Series C were automatically converted into 1,021,429 shares of common stock upon the consummation of the Offering in August 1998.

 Series D Convertible Preferred Stock ("Series D")

           In April and May 1998, in two separate financings, the Company issued 285,715 shares of Series D Convertible Preferred Stock for cash proceeds of $2,000,000, and warrants to purchase 154,285 shares of Series D (102,857 shares of common stock on an as-converted basis) at $9.00 per share ($13.50 per share of common stock on an as-converted basis). Issuance costs totaled $81,000. The warrants expire on April 5, 2003 (see Note 15).

           All of the outstanding shares of the Company's Series D were automatically converted into 190,476 shares of common stock upon the consummation of the Offering in August 1998.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. COMMON STOCK:

           In November 1995, Giga amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 10,000,000 to 28,000,000. In December 1996, Giga amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 28,000,000 to 50,000,000. In August 1998, Giga amended its Certificate of Incorporation to increase the authorized number of shares of common Stock from 50,000,000 to 60,000,000.

           During March 1995, Giga sold to Mr. Gartner 1,400,000 shares of common stock at a purchase price of $0.07125 per share. During the remainder of 1995, Giga sold 636,000 shares of common stock to employees, consultants and directors at a purchase price of $1.50 per share.

Stock Split

           Giga effected a 1 for 3 reverse stock split of its common stock, par value $.001 per share (the "common stock"), effective July 29, 1998. All share and per share data presented herein have been restated to reflect the common stock split.


15. STOCK OPTIONS AND WARRANTS:

  Stock Options

           In June 1995, Giga adopted the 1995 Stock Plan (the "Prior Stock Plan"). The Prior Stock Plan was superseded in October 1995 by the 1995 Stock Option/Stock Issuance Plan (the "1995 Stock Plan"). On August 28, 1996 the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Stock Plan") to effectively supersede the 1995 Stock Plan. In May 1999, Giga adopted the 1999 Share Incentive Plan (the "1999 Stock Plan") to effectively supercede the 1996 Stock Plan. The 1995 Stock Plan provided for the granting of options to purchase and for direct purchases of up to 1,033,333 shares of common stock. The 1996 Stock Plan provided for the granting of options to purchase up to 1,000,000 shares of common stock. The 1999 Stock Plan provides for granting of options, stock appreciation rights, stock awards, performance awards and stock units up to 1,000,000 shares directly, and up to 1,500,000 shares that are represented by awards granted, or to be granted, under any prior plan which are forfeited, expire, or are cancelled without the issuance of common stock.

           The 1995 Stock Plan, the 1996 Stock Plan, and the 1999 Stock Plan provide for grants of non-qualifying and incentive options to employees of (including officers and directors who are employed by Giga), and consultants to Giga for the purchase of shares of Giga's common stock, generally at the fair market value determined by the Board on the date of the grant. The 1999 Stock Plan, as did the 1995 Stock Plan, provides for direct purchases of common stock. The Board may determine the date on which these shares vest and become exercisable. Shares purchased as the result of the exercise of these options or direct purchases under the 1995 Stock Plan are subject to Giga's right to repurchase such shares upon the occurrence of certain events and at a price equal to the fair market value as defined on the date of repurchase.

           Options granted under the 1995, 1996, and 1999 stock plans have variable vesting periods. No options granted under these plans have a term in excess of 10 years after the date of grant.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           In June 1997, Giga adopted the 1997 Director Stock Option Plan (the "Director Plan") which provides for the granting of non-qualifying stock options to purchase up to 50,000 shares of common stock. Under the Director Plan, non-employee directors are entitled to receive options to purchase 2,000 shares of common stock on July 1 of each year commencing in 1997. In addition, each eligible non-employee director would receive an option to purchase 2,000 shares of common stock upon the initial election to the Board of Directors. The exercise price of the options, which vest in four equal installments starting from the date of the grant, will equal the fair market value on the date of the grant. Each option shall expire 10 years after the date of the grant.

           In January, March, and May 1998 the Board voted to grant 66,535, 319,008 and 93,545 options, respectively, to certain employees at exercise prices of $3.00, $3.00 and $10.50 per share, respectively. The estimated fair market value of Giga's common stock at the date of each of these grants was determined to be $8.40, $8.40 and $12.00 per share, respectively. Accordingly, such grants were deemed to be compensatory options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

           Pursuant to an agreement effective July 1998, Giga granted options to purchase a total of 100,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 4). The options vest over a four-year period contingent upon services being provided through June 30, 2000. Giga recorded compensation expense of approximately $120,000 for the year ended December 31, 1999 and approximately $91,000 for the year ended December 31, 1998 representing the fair value of the options for the twelve-month period of 1999 and six-month period of 1998 over which services were rendered.

           Pursuant to an agreement effective August 1999, Giga granted options to purchase a total of 25,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 4). The options vest over a two-year period contingent upon services being provided through August 31, 2001. Giga recorded compensation expense of approximately $10,000 for the year ended December 31, 1999 representing the fair value of the options for the five-month period of 1999 over which the services were rendered.

            Total option-related compensation expense recognized was approximately $486,000 for the year ended December 31, 1999, approximately $375,000 for the year ended December 31, 1998, and $0 for the year ended December 31, 1997.

Stock Option Repricing

           On November 5, 1998, Giga's Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, authorized Giga to offer to grant to each employee who held an outstanding stock option granted under Giga's 1996 Stock Option Plan (the "Plan") on May 11, 1998 and August 5, 1998 with an exercise price of $10.50 and $12.125 per share, respectively (collectively, the "Old Options"), a new stock option (collectively, the "New Options") under the Plan, in exchange for the cancellation of each such Old Option. Each such New Option would (a) have an exercise price of $5.00 per share, (b) be exercisable for one half the number of shares of Giga's common stock covered by the outstanding unexercised Old Option cancelled in exchange therefor and (c) have a vesting schedule that is based on the vesting schedule of the Old Option it replaces except that the date on which the vesting schedule commences is November 5, 1998. Based on this offer, Giga granted to employees New Options to purchase an aggregate of 24,617 shares of common stock, at an exercise price of $5.00 per share in exchange for and upon cancellation of Old Options to purchase an aggregate of 49,206 shares of common stock with a weighted average exercise price of $11.08 per share. None of Giga's executive officers participated in this repricing.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           A summary of stock option activity through December 31, 1999 is presented below:

                                                                WEIGHTED
                                                                 AVERAGE
                                          SHARES             EXERCISE PRICE
                                    --------------------   --------------------

Outstanding at December 31, 1996                920,120                    1.72
      Granted                                   517,597                    3.00
      Exercised                                 (38,035)                   1.64
      Forfeited/canceled                       (349,475)                   2.30
                                    --------------------   --------------------
Outstanding at December 31, 1997              1,050,207                    2.16
      Granted                                 1,164,060                    4.61
      Exercised                                (115,612)                   1.87
      Forfeited/canceled                       (316,719)                   4.64
                                    --------------------   --------------------
Outstanding at December 31, 1998              1,781,936                    3.34
      Granted                                 1,431,401                    4.15
      Exercised                                 (87,233)                   2.42
      Forfeited/canceled                       (322,378)                   5.08
                                    --------------------   --------------------
Outstanding at December 31, 1999              2,803,726                    3.58
                                    ====================   ====================


           Options vested and exercisable were 799,105 at December 31, 1999, 554,833 at December 31, 1998, and 488,763 at December 31, 1997.

           In July and October 1995 Giga granted options to purchase a total of 260,000 shares of common stock other than pursuant to the 1995 Stock Plan at an exercise price of $1.50 per share.

           Giga has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation," but applies APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the issuance of stock options except for grants deemed to be compensatory options, as previously discussed in this footnote. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, Giga has estimated the fair value of its non-compensatory stock options by applying the Black-Scholes method which considers volatility of the underlying stock using risk free interest rates based on zero coupon Treasury instruments with maturities similar to the estimated option term and assuming no dividends.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           Had compensation cost for Giga's stock option plans been determined based on the Black-Scholes valuation at the grant date for awards in 1997, 1998, and 1999 consistent with the provisions of SFAS No. 123, Giga's net loss to common stockholders and net loss per share to common stockholders would have been increased to the SFAS No. 123 pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            1999               1998              1997
                                                                       ----------------   ---------------   ----------------
Net loss to common stockholders' -  as reported                              $ (17,328)        $ (18,728)         $ (21,817)
Net loss to common stockholders' -  SFAS 123 proforma                        $ (18,219)        $ (19,045)         $ (21,941)
Net loss per share to common stockholders' -  as reported                      $ (1.73)          $ (3.49)          $ (10.53)
Net loss per share to common stockholders' -  SFAS 123 proforma                $ (1.82)          $ (3.55)          $ (10.59)



           The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the effects on reported net income for future years. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

           The weighted average fair value per share of stock options at date of grant was $3.00 for the year ended December 31, 1999, $4.20 for the year ended December 31, 1998, and $1.15 for the year ended December 31, 1997. The fair value of each option granted during these years is estimated on the date of grant using the Black-Scholes option pricing model and the following values:

                                                    YEARS ENDED DECEMBER 31,
                                               1999         1998          1997
                                               ----         ----          ----

Expected volatility                           79.52%       55.79%           0%
Dividend yield                                    0%           0%           0%
Weighed average expected lives, in years         6.0          6.0          8.0
Weighed average risk free interest rate         5.6%         5.2%         6.2%

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           The following table summarizes the status of Giga's stock options outstanding and exercisable at December 31, 1999:

                                  STOCK OPTIONS OUTSTANDING                                       STOCK OPTIONS EXERCISABLE
                           ------------------------------------------------------------      -------------------------------------
                                                  Weighted Average        Weighted                                   Weighted
                                                    Remaining              Average                                    Average
      Range of                                   Contactual Life          Exercise                                   Exercise
   Exercise Prices              Shares               in Years               Price                 Shares               Price
----------------------     -----------------   ---------------------   ----------------      -----------------    ----------------
$1.50 to $1.80                      397,941                    4.23              $1.53                383,794               $1.52
$2.70 to $3.00                      412,717                    7.84              $2.99                231,868               $2.99
$3.30 to $3.3438                    319,317                    9.27              $3.31                    250               $3.34
$3.375 to $3.688                    382,876                    7.58              $3.46                118,303               $3.47
$3.875 to $3.9375                   650,117                    9.36              $3.93                  4,250               $3.88
$4.00 to $5.75                      607,053                    9.52              $4.76                 45,827               $5.02
$10.50 to 12.125                     33,705                    8.43             $11.10                 14,813              $10.93
                           -----------------                                                 -----------------
                                  2,803,726                    8.18              $3.58                799,105               $2.63
                           =================                                                 =================



  Warrants

           In connection with its engagement of a private placement agent for the sale by Giga of the Series B Preferred Stock, Giga agreed in June 1995 to issue the placement agent a warrant to purchase 107,876 shares of Series B (35,959 shares of common stock on an as-converted basis) at an exercise price of $4.625 per share ($13.875 per share of common stock on an as-converted basis). In connection with the Series B bridge financing, Giga agreed in August 1995 to issue the lender a warrant to purchase 285,714 shares of Series B at an exercise price of $2.345 per share, which warrant was exercised on a cashless basis in September 1996 for 218,714 shares. Both of these warrants are for a term of five years, subject to earlier expiration upon the occurrence of certain events. Giga believes the fair market value of each warrant was nominal.

           In connection with the issuance of Series C, Giga issued warrants to purchase up to 1,409,127 shares of Series C (551,574 shares of common stock on an as-converted basis) at an exercise price of $4.50 per share ($13.50 per share of common stock on an as-converted basis). These warrants are for a term of five years, subject to earlier expiration upon the occurrence of certain events.

           In connection with the issuance of Series D, Giga issued warrants to purchase 154,285 shares of Series D (102,857 shares of common stock on an as-converted basis) at $9.00 per share ($13.50 per share of common stock on an as-converted basis) pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes (see Note 10). The warrants expire on April 5, 2003.

           In April 1998, Giga issued warrants to purchase up to 166,666 shares of common stock at an exercise price of $3.00 per share pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes. The warrants are for a term of ten years. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for a cash total of $37,998 at an exercise price of $3.00 per share.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           On January 28, 2000 warrants to purchase a total of 38,666 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $115,998 at an exercise price of $3.00 per share (see Note 10).


16. STOCK PURCHASE PLANS/AGREEMENTS:

           In the period from inception to December 31, 1995, Giga sold 139,999 shares of common stock to certain employees of Giga at $1.50 per share under the provisions of the 1995 Stock Plan or separate stock purchase agreements. Employees vest in these shares over four years from their respective dates of purchase, with 25% vesting on the first anniversary of the purchase and pro rata thereafter over the remaining 36 months. If an employee who purchased stock under either the 1995 Stock Plan or separate agreements ceases to be employed by Giga, Giga at its option may elect to repurchase the employee's unvested shares at the original cost paid by the employee for such stock and vested shares at a price equal to the fair market value as determined on the date of repurchase. In October 1995, Giga sold 40,000 shares of common stock to a director who also serves as a consultant to Giga for $1.50 per share of which $10,000 was paid in cash and $50,000 was paid in the form of a non-recourse interest bearing note due March 31, 1996. In June 1996, Giga canceled the promissory note plus interest accrued thereunder (totaling approximately $52,000), in lieu of payment to the director for services rendered to Giga in 1995 (for which the director was entitled to receive $25,000) and the first six months of 1996 (for which the director was entitled to receive $30,000) plus interest. These shares are also subject to certain repurchase rights by Giga in the event that the director ceases to be either a director of, or consultant to, Giga.

           Pursuant to an agreement entered into in February 1997, Giga issued to a director of Giga, for services rendered, 16,667 shares of common stock which vest over six quarterly periods contingent upon services being provided during the period. Giga recorded as compensation expense $50,000 representing the fair value of the common stock over the period during which the services were rendered. Under the agreement, Giga also granted to the director 8,333 non-qualified stock options with an exercise price at the fair market value on the date of grant which vest over four years. In addition, Giga reimbursed him $18,000 for operational expenses.

Employee Stock Purchase Plan

           On May 10, 1999, Giga adopted the 1999 Employee Stock Purchase Plan ("the 1999 Purchase Plan") which enables employees to purchase shares of Giga common stock. The 1999 Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the 1999 Purchase Plan, eligible employees enroll in a two-year offering period and purchase shares at the end of two, one-year, purchase periods. Offering periods begin on the first day of January, April, July and October of each year. The purchase price is 85% of the lesser market value on the first day of the offering period or the last day of each purchase period. The maximum number of shares an employee can purchase in a purchase period is 5,000 shares. An employee's rights under the 1999 Purchase Plan terminate upon voluntary withdrawal from an offering or termination of employment. Giga reserved 750,000 shares, plus an annual increase to be added on the first day of the fiscal year beginning in the year 2000, equal to the lesser of (i) 750,000 shares, (ii) one percent of the outstanding shres on such date, or (iii) a lesser amount determined by the Board of Directors. During 1999, offering periods began on July 1 and October 1. As of December 31, 1999, no shares have been purchased under the 1999 Purchase Plan.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS:

           In the United States, Giga maintains a Savings and Retirement Plan (the "401 (k) Plan") under Section 401 of the Internal Revenue Code. In 1997, Giga amended its 401(k) Plan specifying that employees can enter the plan on the date of hire or the first day of the month. In 1998, Giga amended its 401(k) Plan specifying that employees can enter the plan on the first day of the month following the date of hire. Employees must have attained the age of 21. In prior years, employees were eligible to participate in the 401(k) Plan who worked a minimum of one year and had attained the age of 21. Giga matched by 25% that portion representing the first 3% of an employee's base salary and by 50% that portion representing the next 3% of an employee's base salary. Effective in 1997, the employer contributions are discretionary after considering business results at the conclusion of each plan year. Giga has not made discretionary contributions to the 401(k) Plan during the years ended December 31, 1998 and 1999.

           In the United Kingdom, Giga maintains a defined contribution plan. All permanent employees who have attained the age of 20, and are not contributing to a personal pension plan, are eligible to participate. Giga matches a percentage of employee contributions, which are invested at each participant's discretion in a choice of three funds. The employer matching percentage is determined within defined age ranges. Giga's match totaled $39,000 during the year ended December 31, 1999, $22,000 during the year ended December 31, 1998 and $2,000 during the year ended December 31, 1997.


18. DISCONTINUED OPERATIONS:

           On June 25, 1996, Giga announced the discontinuation of the BIS market research business. In connection with the discontinuance of such operations, Giga terminated the personnel employed in developing and compiling the data-intensive BIS market research products, ceased operations at two of its licensed facilities in England and entered into contracts with two independent IT service providers engaged to fulfill Giga's obligations to customers of BIS under certain existing subscription agreements, all of which expired by June 1997. The contracts with the service providers required that Giga pay a percentage of the remaining contract value in exchange for their fulfillment of Giga's obligations. In 1996, a total of approximately $623,000 was paid to the service providers to fulfill the obligations remaining under the discontinued operations. A provision of approximately $1,187,000 was established for probable refunds in connection with dissatisfied clients. At December 31, 1996 a total of approximately $720,000 remained in the provision for refunds. The contracts with the providers also require the service providers to pay royalties to Giga upon the renewal of contracts by them. Through December 31, 1997, no royalties had been earned or received. The results of these operations prior to June 25, 1996 have been classified as discontinued operations and prior year financial statements have been restated to reflect the discontinuance. A charge of approximately $2,315,000 (net of taxes of approximately $158,000) was recorded in 1996 for the loss on disposition of the operations consisting primarily of rent and compensation. Included within the charge was a provision related to the operations at two facilities in England which, based on the market for subleased properties at the time, approximates the present value of the expected expenses of these facilities for two and one-half years plus fifty percent of the expected expenses over the remaining life of the leases and a provision for the severance benefits payable to the terminated employees.

           A gain of approximately $1,101,000 was recorded in 1997, mainly comprised of a reversal of the provision for future lease commitments and related expenses for two facilities in England and the provision which was established for refunds to dissatisfied customers.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           On December 20, 1996 Giga elected to discontinue its Australian econometric forecasting business, BIS Shrapnel, and commenced discussions with the management team for the purchase of the entire business. The entire business was sold in July 1997 to the management team for AU$407,500, or approximately $293,000 at the time of sale. A gain of approximately $212,000 was recognized on the disposition after giving effect to transaction costs.

19. SEGMENT INFORMATION:

           Giga has determined that it operates in one reportable segment, advisory services. This determination is based on Giga's method of internal reporting and the similarities among its products and services. Giga's products and services are similar with regard to financial performance and business risk, targeted customer market, the methods used to market, sell and provide its products and services to customers and their purpose which is to provide customers with objective analyses and advice on developments and trends in IT and e-Business.

           Revenues from the products and services within, and in support of, Giga's advisory services are presented in detail in its Consolidated Statements of Operations. No single customer accounted for more than 10% of the Company's revenues for the years ended December 31, 1999, 1998, and 1997.

           The accounting policies used to evaluate performance are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Giga evaluates performance based on income (loss) from operations.

           Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the years ended December 31, 1999, 1998 and 1997 (in thousands).


REVENUES
                                                 1999         1998         1997
                                               -------      -------      -------

United States                                  $46,921      $34,908      $17,249
United Kingdom                                   3,848        2,903        2,014
Other International                              1,732          948          396
                                               -------      -------      -------
       Consolidated revenue                    $52,501      $38,759      $19,659
                                               =======      =======      =======


TOTAL ASSETS
                                                  1999         1998         1997
                                               -------      -------      -------
United States                                  $36,726      $44,126      $20,114
United Kingdom                                   4,193        2,428        1,690
Other International                              3,276        2,659        1,219
                                                            -------      -------
       Consolidated total assets               $44,195      $49,213      $23,023
                                               =======      =======      =======

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


20. SUBSEQUENT EVENTS

           On February 18, 2000, Giga's Board of Directors adopted a Stockholder Rights Plan ("Plan") designed to protect Giga stockholders in the event of takeover activity that would deny them the full value of their investment.

           Terms of the Plan provide for a dividend distribution of one right for each share of Giga Common Stock to holders of record at the close of business on March 3, 2000. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons accumulates 15 percent or more of Giga's voting stock, or if a person or group announces an offer to acquire 15 percent or more. A stockholder who owns 15 percent or more of Giga's voting stock as of February 18, 2000 will not trigger this provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on February 18, 2010.

           Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $95. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either Giga stock or shares in an "acquiring entity" at half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of Giga's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group, which would become void) for shares of Giga's common stock, initially on a four-for-one basis.

           Giga generally will be entitled to redeem the rights at $.01 per right at any time prior to the time there has been a public announcement of the acquisition of a 15 percent position in its voting stock, subject to certain exceptions.

           GIGA INFORMATION GROUP, INC.
           Schedule II - Valuation and Qualifying Accounts
                  (in thousands)

                                                                                 Additions
                                          Balance at                            Charged to                            Balance at
                                           Beginning                              Other                                   End
                                            of Year          Additions (a)       Accounts        Deductions (b)         of Year
                                        ----------------   ----------------   ---------------   ------------------   --------------
Year ended December 31, 1997
      Allowance for doubtful accounts              $459               $298                $0                 $274             $483
                                        ================   ================   ===============   ==================   ==============

Year ended December 31, 1998
      Allowance for doubtful accounts              $483                 $0                $0                  $73             $410
                                        ================   ================   ===============   ==================   ==============

Year ended December 31, 1999
      Allowance for doubtful accounts              $410               $102                $0                  $39             $473
                                        ================   ================   ===============   ==================   ==============

      (a) Additional provisions and foreign currency translation effects.
      (b) Specific write-offs and foreign currency translation effects.

           EXHIBIT INDEX


           Exhibit
           Number              Description of Documents
           ------              ------------------------
           3.1 (1)    Fifth Amended and Restated Certificate of
                      Incorporation of the Registrant
           3.2 (1)    Amended and Restated By-Laws of the Registrant
           4 (1)      Specimen Certificate for shares of Common Stock, $.001
                      par value, of the Registrant
           10.1 (1)   Registration Rights Agreement dated November 13, 1995,
                      as amended, among the Registrant, the Investors named on
                      Exhibit A thereto, Gideon I. Gartner and David L. Gilmour
           10.2 (1)   Co-Sale and Stock Restriction Agreement dated November
                      13, 1995, as amended, among the Registrant, Gideon I.
                      Gartner and the stockholders named on the signature pages
                      thereto
           10.3 (5)   Employment Agreement dated December 24, 1998 between
                      the Registrant and Gideon I. Gartner
           10.4(5)    Consulting Agreement dated December 18, 1998 between the
                      Registrant and Richard L. Crandall
           10.5 (1)   Consulting Agreement dated February 1, 1998 between
                      the Registrant and David Gilmour
           10.6 (1)   Non-competition Agreement dated November 13, 1995
                      between the Registrant and Gideon I. Gartner
           10.7 (1)   Lease dated October 31, 1995 between the Registrant
                      and Cambridge 1400 Limited Partnership, with respect to
                      the premises at One Kendall Square
           10.8 (1)   (a) Lease dated October 6, 1987, as amended, between
                      BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as
                      Trustee of Longwater Circle Trust, with respect to the
                      premises at One Longwater Circle (b) Lease dated May 29,
                      1998, between the Registrant and Trinet Property Partners,
                      L.P., with respect to the premises at One Longwater Circle
           10.9 (2)   1995 Stock Option/Stock Issuance Plan

           Exhibit
           Number              Description of Documents (continued)
           ------              ------------------------------------
           10.10 (3)  1996 Stock Option Plan
           10.11 (4)  1997 Director Option Plan
           10.12 (6)  Employment Agreement, dated May 13, 1999, between Giga
                      Information Group, Inc. and Robert K. Weiler
           10.13*     Letter Agreement effective as of October 26, 1999 between
                      the Registrant and Robert K. Weiler providing for the
                      deferral of year 2000 compensation
           10.14 (7)  Giga Information Group, Inc. 1999 Share Incentive Plan
           10.15 (8)  Giga Information Group, Inc. 1999 Employee Stock
                      Purchase Plan
           10.16 (9)  Lease dated June 18, 1999 between the Registrant and
                      The Linden Limited Partnership with respect to its
                      headquarters at 139 Main St., Cambridge, Massachusetts
           10.17 (9)  Sublease dated June 28, 1999 between the Registrant and InCert Software Corporation with respect to the
                      premises at One Kendall Square, Cambridge, Massachusetts
           10.18 (10) Consulting Agreement dated as of August 23, 1999 between the Registrant and John Landry
           10.19 (11) Rights Agreement dated as of February 18, 2000
                      between Giga Information Group, Inc. and American Stock
                      Transfer & Trust Co., as Rights Agent. The Rights
                      Agreement includes as Exhibit B the form of Right
                      Certificate and as Exhibit C the form of Certificate of
                      Designations
           11*        Statement re computation of earnings per share
           21(1)      Subsidiaries of the Registrant
           23*        Consent of PricewaterhouseCoopers LLP
           27*        Financial Data Schedule

--------------------------------------------------------------------------------

           *          Filed herewith
           (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.
           (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64411), dated September 28, 1998.
           (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.
           (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.
           (5)        Incorporated by reference to the Registrant's Annual
                      Report on Form 10-K, dated March 31, 1999.
           (6)        Incorporated by reference to the Registrant's Current
                      Report on Form 8-K, dated May 17, 1999.
           (7) Incorporated by reference to Annex A to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
           (8) Incorporated by reference to Annex B to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
           (9)        Incorporated by reference to the Registrant's Quarterly
                      Report on Form 10-Q, dated August 16, 1999.
           (10)       Incorporated by reference to the Registrant's Quarterly
                      Report on Form 10-Q, dated November 15, 1999.
           (11) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.