Form 10-K/A
period 1999-12-31
GIGA INFORMATION GROUP INC
filed 2000-05-03
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $47,337,537. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns more than 10% or more of the outstanding Common Stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

   The number of shares outstanding of the registrant's capital stock as of March 16, 2000 was 10,143,607 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on May 25, 2000. Certain information therein is incorporated by reference into Part III hereof.



47954.0001

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Giga Information Group, Inc., amends and restates in its entirety Item 14 of Part IV solely to add Exhibit 10.20.

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

           10.9 (2)        1995 Stock Option/Stock Issuance Plan

           Exhibit
           Number          Description of Documents (continued)
           ------          ------------------------------------

           10.10 (3)       1996 Stock Option Plan

           10.11 (4)       1997 Director Option Plan

           10.12 (6)       Employment Agreement, dated May 13, 1999, between
                           Giga Information Group, Inc. and Robert K. Weiler

           10.13 (12)      Letter Agreement effective as of October 26, 1999
                           between the Registrant and Robert K. Weiler providing for the deferral of year 2000 compensation

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

           10.20* Separation Agreement, effective as of August 15, 1999 between the Registrant and James C. R. Graham

           11 (12)         Statement re computation of earnings per share

           21(1)           Subsidiaries of the Registrant

           23 *            Consent of PricewaterhouseCoopers LLP

           27 (12)         Financial Data Schedule


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

           (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.

           (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64411), dated September 28, 1998.

           (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.

           (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.

           (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

           (6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 17, 1999.

           (7) Incorporated by reference to Annex A to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

           (8) Incorporated by reference to Annex B to Giga's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

           (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

           (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

           (11) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.

           (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(b)        Reports on Form 8-K

           Giga filed a Current Report on Form 8-K, dated October 29, 1999, pertaining to a press release announcing Giga's results of operations for the three and nine months ended September 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2000.

                                       GIGA INFORMATION GROUP, INC.

                                       By: ROBERT K. WEILER
                                           -------------------------------------
                                           Robert K.Weiler
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer