Form 10-Q
period 2000-03-31
GIGA INFORMATION GROUP INC
filed 2000-05-15
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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


                                 139 MAIN STREET
                               CAMBRIDGE, MA 02142
                                 (617) 949-4900
                   -------------------------------------------
                   (Address, including zip code, and telephone
                    number, including area code, of principal
                               executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No


As of May 5, 2000, there were 10,166,566 shares of Common Stock, $.001 par value, of the registrant outstanding.

================================================================================



47954.0001

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2000


                                      INDEX

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements

                     Condensed Consolidated Statements of Operations for the three months ended
                               March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                 3.

                     Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited)
                               and December 31, 1999                                                     4.

                     Condensed Consolidated Statements of Cash Flows for the three months
                               ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)           5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                    6.

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                     9.


PART II - OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds                                            15.

           Item 6.  Exhibits and Reports on Form 8-K                                                     15.


SIGNATURE PAGE                                                                                           16.


INDEX TO EXHIBITS                                                                                        17.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 2000                1999
                                                                            ----------------   -----------------
Revenues:
     Research, advisory and consulting                                             $ 14,766            $ 10,354
     Other, principally events                                                        2,073               1,586
                                                                            ----------------   -----------------

     Total revenues                                                                  16,839              11,940

Costs and expenses:
     Cost of services                                                                 7,296               6,152
     Sales and marketing                                                              7,672               6,570
     Research and development                                                           543                 254
     General and administrative                                                       2,795               2,118
     Depreciation and amortization                                                      645                 379
                                                                            ----------------   -----------------

     Total costs and expenses                                                        18,951              15,473
                                                                            ----------------   -----------------

Loss from operations                                                                 (2,112)             (3,533)
                                                                            ----------------   -----------------

Interest income                                                                         107                 254
Interest expense                                                                        (23)                (37)
Foreign exchange loss                                                                  (463)               (244)
                                                                            ----------------   -----------------

     Loss from operations before income taxes                                        (2,491)             (3,560)
Income tax provision/(benefit)                                                          (27)                 42
                                                                            ----------------   -----------------

Net loss                                                                           $ (2,464)           $ (3,602)
                                                                            ================   =================

Results per common share:
     Historical -  basic and diluted:
        Net loss                                                                    $ (0.24)            $ (0.36)
                                                                            ================   =================
        Weighted average number of shares used to compute
              results per common share                                           10,106,752           9,955,957
                                                                            ================   =================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                                    2000                1999
                                                                                              -----------------   -----------------
                                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                         $ 8,692             $ 5,381
     Marketable securities                                                                                   -                 801
     Trade accounts receivable, net of allowance for uncollectible accounts of $471
        and $473 at March 31, 2000 and December 31, 1999, respectively                                  13,961              21,199
     Unbilled accounts receivable                                                                        6,128               4,974
     Prepaid expenses and other current assets                                                           5,288               5,174
                                                                                              -----------------   -----------------
        Total current assets                                                                            34,069              37,529
Property and equipment, net                                                                              5,966               6,188
Other assets                                                                                               473                 478
                                                                                              -----------------   -----------------
        Total assets                                                                                  $ 40,508            $ 44,195
                                                                                              =================   =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                                  $ 2,436             $ 3,471
     Deferred revenues                                                                                  38,311              37,817
     Accrued expenses and other current liabilities                                                      6,622               8,197
     Current portion of long-term debt                                                                     404                 527
                                                                                              -----------------   -----------------
        Total current liabilities                                                                       47,773              50,012
Deferred revenues                                                                                          459                 569
                                                                                              -----------------   -----------------
        Total liabilities                                                                               48,232              50,581

Stockholders' deficit:
     Preferred Stock, $.001 par value; 5,000,000 shares authorized, no shares issued and
        outstanding at March 31, 2000 and December 31, 1999                                                  -                   -
     Common Stock, $.001 par value: 60,000,000 shares authorized, 10,159,236 and 10,043,401
        shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively                 10                  10
Additional paid-in capital                                                                              81,345              80,664
Deferred compensation                                                                                     (824)               (983)
Accumulated deficit                                                                                    (89,448)            (86,985)
Accumulated other comprehensive income                                                                   1,193                 908
                                                                                              -----------------   -----------------
Total stockholders' deficit                                                                             (7,724)             (6,386)
                                                                                              -----------------   -----------------
        Total liabilities and stockholders' deficit                                                   $ 40,508            $ 44,195
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

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                   ------------------------------
                                                                                                       2000            1999
                                                                                                   -------------   --------------
Cash flows from operating activities:
     Net loss                                                                                          $ (2,464)        $ (3,602)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                                       645              379
        Provision for doubtful accounts                                                                      (9)              (2)
        Loss on sale of fixed assets                                                                          -                8
        Compensation expense related to stock options                                                       523               65
     Change in assets and liabilities:
        Decrease in accounts receivable                                                                   5,930            6,375
        Decrease (increase) in prepaid expenses and other current assets                                    211           (1,389)
        Decrease in other assets                                                                              6                3
        (Decrease) increase in deferred revenues                                                            512           (1,349)
        Decrease in accounts payable and accrued liabilities                                             (2,566)            (188)
                                                                                                   -------------   --------------
        Net cash provided by operating activities                                                         2,788              300
                                                                                                   -------------   --------------

Cash flows from investing activities:
     Acquisition of equipment and improvements                                                             (429)          (1,137)
     Purchases of marketable securities                                                                       -           (4,157)
     Proceeds from maturities of marketable securities                                                      801            6,694
     Other, net                                                                                               2                4
                                                                                                   -------------   --------------
        Net cash provided by investing activities                                                           374            1,404
                                                                                                   -------------   --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock under option plans                                              205               28
     Proceeds from issuance of common stock due to exercise of warrants                                     116               38
     Principal payments on long-term debt                                                                  (123)            (108)
                                                                                                   -------------   --------------
        Net cash provided by (used in) financing activities                                                 198              (42)
                                                                                                   -------------   --------------

Effect of exchange rates on cash                                                                            (49)             (22)
                                                                                                   -------------   --------------
Net increase in cash and cash equivalents                                                                 3,311            1,640
Cash and cash equivalents, beginning of period                                                            5,381           14,149
                                                                                                   -------------   --------------
Cash and cash equivalents, end of period                                                                $ 8,692          $15,789
                                                                                                   =============   ==============

Supplementary cash flow information:
     Income taxes paid                                                                                      $ -             $ 42
     Interest paid                                                                                         $ 23             $ 37

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 1999, as filed with the Securities and Exchange Commission.

2.         Historical Net Loss per Common Share

           Giga computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase shares of common stock in the amount of 3,580,999 shares at March 31, 2000 and 2,630,150 shares at March 31, 1999 were excluded from the calculation of diluted net loss per common share. At March 31, 2000, options and warrants for 2,814,997 shares of common stock had an exercise price that was below the average market value per share of Giga's common stock during the fiscal quarter.

3.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At March 31, 2000 and 1999, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. The individual components of comprehensive income are reflected in the table below (in thousands).

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          ---------------------------------
                                                                               2000              1999
                                                                          ---------------   ---------------
Net loss                                                                        $ (2,464)         $ (3,602)
     Other comprehensive income, net of tax:
                    Foreign currency translation adjustment                          285               535
                                                                          ---------------   ---------------

Comprehensive loss                                                              $ (2,179)         $ (3,067)
                                                                          ===============   ===============

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.         New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga Information Group). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga Information Group anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on Giga's results of operations or its financial position.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the second quarter of fiscal 2000. Giga is currently determining the impact that SAB 101 will have on its financial position and results of operations.

           In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga does not expect the application of FIN 44 to have a material impact on Giga's financial position or results of operations.

5.         Stockholder Rights Plan

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

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

6.         Restructuring and Exit Costs

           In February 2000, Giga commenced plans to restructure its events and conferences business. As a result, a total of 4 positions will be eliminated by Giga in the fourth quarter of fiscal 2000. Approximately $31,000 of incremental salaries and benefits cost was charged to cost of services for the three months ended March 31, 2000 in association with this restructuring. As of March 31, 2000 no amounts have been paid or charged against this liability.

           Also in February 2000, Giga commenced a plan to consolidate operations in its Watford, UK and Windsor, UK locations into one common facility in the Windsor area. The relocation will be completed in the first quarter of fiscal 2001. As a result, Giga estimates 7 employees from its finance and its conferences groups will not relocate to the Windsor area. For the three months ended March 31, 2000, approximately $98,000 of additional rent expense and lease cancellation fees, $40,000 of incremental salaries and benefits cost and $31,000 of incremental real estate and legal fees were charged to expense. Of the total charges $83,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $30,000 was recorded as general and administrative expenses. As of March 31, 2000 no amounts have been paid or charged against these liabilities.

7.         Segment Information

           Giga has determined that it operates in one reportable segment, advisory services. This determination is based on Giga's method of internal reporting and the similarities among its products and services. Giga's products and services are similar with regard to financial performance and business risk, targeted customer market, the methods used to market, sell and provide its products and services to customers and their purpose which is to provide customers with objective analyses and advice on developments and trends in information technology and e-Business. Revenues from the products and services within, and in support of, Giga's research, advisory and consulting services are presented in detail in Giga's Condensed Consolidated Statements of Operations.

           Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three months ended March 31, 2000 and 1999, respectively (in thousands).

                                                REVENUES                             TOTAL ASSETS
                                   ---------------------------------      ---------------------------------
                                                MARCH 31,                               MARCH 31,
                                   ---------------------------------      ---------------------------------
                                        2000              1999                 2000              1999
                                   ---------------    --------------      ---------------   ---------------
United States                            $ 13,409          $ 10,762             $ 32,131          $ 37,669
United Kingdom                              2,488               809                5,190             3,151
Other International                           942               369                3,187             2,374
                                   ---------------    --------------      ---------------   ---------------
       Consolidated                      $ 16,839          $ 11,940             $ 40,508          $ 43,194
                                   ===============    ==============      ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PLANS", "ANTICIPATES", "LIKELY", "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS , OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.


OVERVIEW

           Giga provides objective research, advice and continuous coaching on technology for e-Business. Giga's integrated suite of offerings helps clients make strategic decisions about the technologies, people and processes needed to excel in the new digital economy. Emphasizing close interaction among analysts and clients, Giga delivers support with the speed and scope necessary for e-Business. Giga's four principal product and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices (formerly IT Practice Services), (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with the Giga's analysts and advisors.

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its ePractices services (formerly IT Practice Services). Advisory Consulting was introduced in September 1997. Giga's Events and Conferences product line was acquired with the acquisition of BIS in April 1995. Giga's Web Site ScoreCard offering was launched in the third quarter of 1999. For financial reporting purposes, revenues from (i) Advisory Service, ePractices services, Advisory Consulting and Web Site ScoreCard are aggregated into Research, advisory and consulting and (ii) Events and other services are aggregated into Other. Giga expects that revenues from research, advisory and consulting will continue to increase as a percentage of its total revenues.

           Giga's principal products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, are billed quarterly or monthly. Amounts received in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a prorata basis over the term of the contract. Revenues from other services are recognized as follows: events as they occur and consulting and Web Site ScoreCard as such services are performed. Unbilled receivables are primarily generated as a result of contractual extended billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned. With the consistent application of these accounting policies as well as growth in contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and distributors in other countries in the European Community as well. In Canada, Giga utilizes a full-scale sales force and provides business support to these salespersons through its operations in the United States. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga markets its products in Israel, Korea, Italy, Argentina and Brazil through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At March 31, 2000, Revenue Run Rate increased 32% to $69.2 million versus $52.3 million at the end of the first quarter of 1999. Annualized Value at March 31, 2000 increased 35% to $61.4 million from $45.5 million at March 31, 1999.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year. Approximately 18% of contract value up for renewal in the quarter ended March 31, 2000 cancelled, discontinuing all services, as compared to 26% for the comparable period in 1999. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful. This is due in part to Giga's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of Giga's major competitors.

           Giga's operating expenses consist of cost of services, selling and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting and other services which include personnel expenses for analysts and other personnel, direct expenses for events and conferences, royalties to third party information providers and costs to create, print and distribute publications. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga.

           In February 2000, Giga commenced plans to restructure its events and conferences business and to consolidate operations in its Watford, UK and Windsor, UK locations into one common facility. Approximately $31,000 of cost was charged to cost of services for the three months ended March 31, 2000 in association with the restructuring of Giga's events and conferences business. Approximately $83,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $30,000 was recorded as general and administrative expenses for the three months ended March 31, 2000 in association with the consolidation of locations in the UK. As of March 31, 2000 no amounts have been paid or charged against these liabilities. See Note 6. to the Condensed Consolidated Financial Statements.

           Since its inception, Giga has incurred substantial costs to develop its products and services, establish its GigaWeb delivery system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga expects to be slightly profitable for the fourth quarter of fiscal 2000, while incurring significant losses for the full fiscal year 2000 as Giga continues to strengthen, expand and develop existing and new services, products and infrastructure.

           Giga has incurred substantial tax loss carryforwards since its inception, and acquired tax loss carryforwards with its acquisition of BIS Strategic Decisions. Due to the magnitude of these existing tax loss carryforwards, anticipated losses into the year 2000, and substantial uncertainties associated with its business, Giga is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.


RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
Revenues:
     Research, advisory and consulting                                  88%              87%
     Other, principally events                                          12%              13%
                                                              --------------   --------------

        Total revenues                                                 100%             100%
                                                              ==============   ==============

Costs and expenses:
     Cost of services                                                   43%              52%
     Sales and marketing                                                46%              55%
     Research and development                                            3%               2%
     General and administrative                                         17%              18%
     Depreciation and amortization                                       4%               3%
                                                              --------------   --------------

        Total costs and expenses                                       113%             130%
                                                              --------------   --------------

Loss from operations                                                   (13%)            (30%)
                                                              --------------   --------------

Interest income                                                          1%               2%
Interest expense                                                          -                -
Foreign exchange loss                                                   (3%)             (2%)
                                                              --------------   --------------

     Loss from operations before income taxes                          (15%)            (30%)
Income tax provision/(benefit)                                            -                -
                                                              --------------   --------------

     Net loss                                                          (15%)            (30%)
                                                              ==============   ==============


           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

           Revenues. Total revenues increased 41% to $16.8 million for the three months ended March 31, 2000 from $11.9 million for the same three-month period in 1999. The increase in total revenues was primarily due to the increase in Research, Advisory and Consulting revenues.

           Revenues from Research, Advisory and Consulting increased 43% to $14.8 million for the three months ended March 31, 2000 from $10.4 million for the same three-month period in 1999. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Other revenues increased 31% to $2.1 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. The increase was primarily due to conference revenues.

           Cost of services. Cost of services increased 19% to $7.3 million for the three months ended March 31, 2000 from $6.2 million for the same three-month period in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support Giga's increased customer base and recently introduced Website ScoreCard product.

           Sales and marketing. Sales and marketing expenses increased 17% to $7.7 million for the three months ended March 31, 2000 from $6.6 million for the same period in 1999. The increase was principally due to increased sales commissions, business travel expenses and facilities costs.

           Research and development. Research and development expenses increased 114% to $543,000 for the three months ended March 31, 2000 from $254,000 for the same three-month period in 1999. The increase was primarily due to consulting fees for the development of GigaWeb 3.0.

           General and administrative. General and administrative expenses increased 32% to $2.8 million for the three months ended March 31, 2000 from $2.1 million for the same three-month period in 1999. The increase in expenses was primarily due to infrastructure costs and general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 70% to $645,000 for the three months ended March 31, 2000 from $379,000 for the same three-month period in 1999. The increase was primarily due to increased depreciation and amortization costs resulting from computer equipment and software purchased for additional staff and the deployment of financial and customer relationship management applications in the second half of 1999.

           Interest income and expense. Interest income decreased to $107,000 for the three months ended March 31, 2000 from $254,000 for the same three-month period in 1999 due to lower cash balances available for investment. Interest expense on long-term equipment financing decreased to $23,000 in the first quarter of 2000 from $37,000 for the same period in 1999 due to lower outstanding principal balances on equipment leases.

           Foreign exchange loss. Foreign exchange losses recorded for the three months ended March 31, 2000 were $463,000 compared to losses of $244,000 for the same three month period in 1999 due primarily to unrealized losses caused by weakening of the German Mark and the French Franc compared to the U.S. Dollar.


LIQUIDITY AND CAPITAL RESOURCES

           Prior to August 1998, Giga funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. Giga received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception. In April 1998, Giga also issued notes in the aggregate principal amount of $10.0 million (the "Bridge Notes") and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the notes became due and payable upon the consummation of Giga's initial public offering of 3,000,000 shares of common stock at $12.50 per share (the "Offering") on August 4, 1998. Between August 4, 1998 and January 28, 2000 warrants to purchase 99,331 shares of common stock were exercised for cash of $297,993, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

           Net proceeds to Giga from the Offering were approximately $33.8 million. Giga used $10.2 million of the net proceeds to repay obligations for principal and interest under the Bridge Notes issued in April 1998. As of November 8, 1999, the remaining proceeds of the Offering had been added to the general funds of the corporation for use as working capital. Also upon the consummation of the Offering, all outstanding shares of Giga's Series A, B, C and D Convertible Preferred Stock automatically converted into 4,686,784 shares of common stock.

           At March 31, 2000, Giga had cash and cash equivalents of approximately $8.7 million. During the three months ended March 31, 2000, Giga's capital expenditures totaled approximately $429,000, primarily for computer equipment, application software and associated implementation costs and office furniture and equipment. Giga expects that additional purchases of computer equipment, software and office furniture will be made and placed into service as Giga endeavors to enhance its infrastructure and as its employee base and customer base grows. As of March 31, 2000, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 2000.

           Net cash provided by operating activities was approximately $2.8 million for the three months ended March 31, 2000 compared to $300,000 for the same three-month period of 1999. This increase in net cash provided by operating activities was due principally to a decrease in the net loss and to changes in various balance sheet accounts, particularly accounts receivable, accounts payable and accrued expenses, and deferred revenues.

           Net cash provided by investing activities was approximately $374,000 for the three-month period ended March 31, 2000 compared to $1.4 million for the same three-month period of 1999. The decrease was primarily due to fewer purchases and maturities of marketable debt securities and decreased expenditures for computer equipment, applications software and associated implementation costs and office furniture and equipment.

           Net cash provided by financing activities was approximately $198,000 for the three months ended March 31, 2000, compared to cash used by financing activities of approximately $42,000 at March 31, 1999. This favorable change is due to proceeds from exercises of stock options and warrants of $321,000 received in the first quarter of 2000.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $89.4 million as of March 31, 2000. Capital and operating expenditures outpaced revenues due to numerous factors, such as increased marketing efforts for Giga's services, the high cost to attract and retain qualified employees, efforts to develop and market new services and products, and enhancement of the GigaWeb delivery system and internal infrastructure. Beginning in the third quarter of 1999, Giga undertook several initiatives to reduce specific expense items and to reduce overall expense growth. These efforts will remain in force for the balance of fiscal year 2000. As a result, Giga believes that its existing cash and cash equivalents along with cash expected to be generated from operations, net of the repayment of debt as it becomes due, will be sufficient to fund Giga's cash needs until at least the first quarter of 2001.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, Giga might require additional working capital. Giga is currently reviewing the terms for a revolving line of credit with a commercial bank under which Giga could borrow up to the lesser of $5.0 million or 80% of eligible accounts receivable. Giga anticipates closing on this line of credit by June 30, 2000. If necessary, Giga would consider various other sources of financing, including, but not limited to, private placements, the sale of assets and/or strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.


YEAR 2000 COMPLIANCE

           Giga is unaware of any problems with respect to year 2000 issues in its current products and services, or internal computer systems or the computer systems of its vendors. Prior to January 1, 2000, Giga completed an assessment of internal business systems critical to its continuing operations and the delivery of services to its clients and believes that all critical systems are Year 2000 compliant, but Giga can not guarantee that all future Y2K related issues have been identified. However, given the lack of problems related to Y2K, Giga does not anticipate that it will experience any material Y2K related problems in the future. As a result, Giga does not expect costs associated with these problems to have a material or adverse impact on its business and financial results.

           Approximately $400,000 has been incurred for Giga's readiness program, most of which were payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs were charged to expense as incurred and funded through operating cash flow. These costs do not include costs associated with systems scheduled for upgrade or replacement prior to commencement of the readiness assessment. These costs also do not include the costs incurred for associated contingency plans ($100,000) or the costs for computer hardware and software replacement that was capitalized ($105,000). Giga is currently unable to estimate the final aggregate cost of its Y2K readiness and compliance program, since further expenditures may be required as a result of future findings.


RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga Information Group). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga Information Group anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on Giga's results of operations or its financial position.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the second quarter of fiscal 2000. Giga is currently determining the impact that SAB 101 will have on its financial position and results of operations.

           In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga does not expect the application of FIN 44 to have a material impact on Giga's financial position or results of operations.

PART II - OTHER INFORMATION


ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS


           RECENT SALES OF UNREGISTERED SECURITIES

           In January 2000, Giga issued 38,666 shares of Common Stock upon the exercise of warrants at an exercise price of $3.00 per share for cash proceeds of $115,998. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes. The shares of capital stock issued in the following transaction were offered and sold in reliance upon the exemption from registration under Section 4 (2) of the Securities Act or Regulation D relative to sales by an issuer not involving any public offering.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           11        Statement of Computation of Per Share Earnings
           27        Financial Data Schedule

(B)        REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated February 18, 2000, pertaining to the adoption of a Stockholder Rights Plan.

           Giga filed a Current Report on Form 8-K, dated February 14, 2000, pertaining to a press release announcing Giga's results of operations for the fiscal year ended December 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GIGA INFORMATION GROUP, INC.

                        May 15, 2000         By: /s/ Daniel M. Clarke
                                                 -------------------------------
                                                 Daniel M. Clarke
                                                 Senior Vice President.
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
------               ------------------------

11         Statement of Computation of Per Share Earnings

27         Financial Data Schedule