Form 10-Q
period 2000-06-30
GIGA INFORMATION GROUP INC
filed 2000-08-14
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

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


As of August 2, 2000, there were 10,353,724 shares of Common Stock, $.001 par value, of the registrant outstanding.

================================================================================



47954.0001

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000


                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for the
                               three and six months ended June 30, 2000
                               (unaudited) and June 30, 1999 (unaudited)                                           3.

                     Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
                               and December 31, 1999                                                               4.

                     Condensed Consolidated Statements of Cash Flows for the six
                               months ended June 30, 2000 (unaudited) and June
                               30, 1999 (unaudited)                                                                5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                              6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                              10.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   19.


PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                                           20.

           Item 6.  Exhibits and Reports on Form 8-K                                                              20.


SIGNATURE PAGE                                                                                                    21.


INDEX TO EXHIBITS                                                                                                 22.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                2000            1999            2000            1999
                                                            ------------    ------------    ------------    ------------
Revenues:
     Research, advisory and consulting                      $     15,533    $     10,979    $     30,409    $     21,367
     Other, principally events                                     1,925           1,911           3,888           3,463
                                                            ------------    ------------    ------------    ------------

     Total revenues                                               17,458          12,890          34,297          24,830

Costs and expenses:
     Cost of services                                              8,597           7,976          15,893          14,143
     Sales and marketing                                           8,549           8,069          16,221          14,624
     Research and development                                        486             397           1,029             651
     General and administrative                                    2,122           2,124           4,917           4,242
     Depreciation and amortization                                   658             440           1,303             819
                                                            ------------    ------------    ------------    ------------

     Total costs and expenses                                     20,412          19,006          39,363          34,479
                                                            ------------    ------------    ------------    ------------

Loss from operations                                              (2,954)         (6,116)         (5,066)         (9,649)
                                                            ------------    ------------    ------------    ------------

Interest income                                                       76             210             184             464
Interest expense                                                      17              33              40              70
Foreign exchange gain/(loss)                                         133            (172)           (330)           (416)
                                                            ------------    ------------    ------------    ------------

     Loss from operations before income taxes                     (2,762)         (6,111)         (5,252)         (9,671)
Income tax provision/(benefit)                                         1              10             (26)             52
                                                            ------------    ------------    ------------    ------------

Net loss                                                    $     (2,763)         (6,121)         (5,226)         (9,723)
                                                            ============    ============    ============    ============

Results per common share:
     Historical -  basic and diluted:
        Net loss                                            $      (0.27)   $      (0.61)   $      (0.52)   $      (0.98)
                                                            ============    ============    ============    ============
        Weighted average number of shares used to compute
              results per common share                        10,177,443       9,988,216      10,142,097       9,972,176
                                                            ============    ============    ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                            JUNE 30,    DECEMBER 31,
                                                                                                              2000         1999
                                                                                                            --------     --------
                                                                                                          (UNAUDITED)
  ASSETS
Current assets:
     Cash and cash equivalents                                                                              $  4,731     $  5,381
     Marketable securities                                                                                      --            801
     Trade accounts receivable, net of allowance for uncollectible accounts of $431
        and $473 at June 30, 2000 (unaudited) and December 31, 1999, respectively                             14,685       21,199
     Unbilled accounts receivable                                                                              4,781        4,974
     Prepaid expenses and other current assets                                                                 4,347        5,174
                                                                                                            --------     --------
        Total current assets                                                                                  28,544       37,529
Property and equipment, net                                                                                    6,096        6,188
Other assets                                                                                                     472          478
                                                                                                            --------     --------
        Total assets                                                                                        $ 35,112     $ 44,195
                                                                                                            ========     ========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                                       $  2,057     $  3,471
     Deferred revenues                                                                                        35,150       37,817
     Accrued expenses and other current liabilities                                                            7,696        8,197
     Current portion of long-term debt                                                                           276          527
                                                                                                            --------     --------
        Total current liabilities                                                                             45,179       50,012
Deferred revenues                                                                                                343          569
                                                                                                            --------     --------
        Total liabilities                                                                                     45,522       50,581

Stockholders' deficit:
     Preferred Stock, $.001 par value; 5,000,000 shares authorized, no shares issued and
        outstanding at June 30, 2000 (unaudited) and December 31, 1999                                          --           --
     Common Stock, $.001 par value: 60,000,000 shares authorized, 10,221,596 and 10,043,401
        shares issued and outstanding at June 30, 2000 (unaudited) and December 31, 1999, respectively            10           10
Additional paid-in capital                                                                                    81,335       80,664
Deferred compensation                                                                                           (726)        (983)
Accumulated deficit                                                                                          (92,211)     (86,985)
Accumulated other comprehensive income                                                                         1,182          908
                                                                                                            --------     --------
Total stockholders' deficit                                                                                  (10,410)      (6,386)
                                                                                                            --------     --------
        Total liabilities and stockholders' deficit                                                         $ 35,112     $ 44,195
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

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                  --------------------------
                                                                                                    2000              1999
                                                                                                  --------          --------
Cash flows from operating activities:
     Net loss                                                                                     $ (5,226)         $ (9,723)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                1,303               819
        Provision for doubtful accounts                                                                (26)               21
        (Gain)/loss on sale of fixed assets                                                             (4)                8
        Compensation expense related to stock options                                                  343               223
     Change in assets and liabilities:
        Decrease in accounts receivable                                                              6,405             4,519
        Decrease (increase) in prepaid expenses and other current assets                             1,164              (119)
        Decrease in other assets                                                                         7                 3
        Decrease in deferred revenues                                                               (2,635)           (1,018)
        (Decrease) increase in accounts payable and accrued liabilities                             (1,810)              367
                                                                                                  --------          --------
        Net cash used in operating activities                                                         (479)           (4,900)
                                                                                                  --------          --------

Cash flows from investing activities:
     Acquisition of equipment and improvements                                                      (1,228)           (2,136)
     Purchases of marketable securities                                                               --              (6,174)
     Proceeds from maturities of marketable securities                                                 801            10,316
     Other, net                                                                                          7                 4
                                                                                                  --------          --------
        Net cash (used in) provided by investing activities                                           (420)            2,010
                                                                                                  --------          --------

Cash flows from financing activities:
     Proceeds from issuance of common stock under option plans                                         474                96
     Proceeds from issuance of common stock due to exercise of warrants                                116                38
     Principal payments on long-term debt                                                             (251)             (221)
                                                                                                  --------          --------
        Net cash provided by (used in) financing activities                                            339               (87)
                                                                                                  --------          --------

Effect of exchange rates on cash                                                                       (90)             (101)
                                                                                                  --------          --------
Net decrease in cash and cash equivalents                                                             (650)           (3,078)
Cash and cash equivalents, beginning of period                                                       5,381            14,149
                                                                                                  --------          --------
Cash and cash equivalents, end of period                                                          $  4,731          $ 11,071
                                                                                                  ========          ========

Supplementary cash flow information:
     Income taxes paid                                                                            $   --            $     52
     Interest paid                                                                                $     40          $     70


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 1999, as filed with the Securities and Exchange Commission.

2.         Historical Net Loss per Common Share

           Giga computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase shares of common stock in the amount of 3,811,231 shares at June 30, 2000 and 3,160,070 shares at June 30, 1999 were excluded from the calculation of diluted net loss per common share. At June 30, 2000, options and warrants for 2,992,528 shares of common stock had an exercise price that was below the average market value per share of Giga's common stock during the fiscal quarter.

3.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2000 and 1999, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                    2000              1999              2000              1999
                                                               ---------------   ---------------    --------------    --------------
Net loss                                                             $ (2,763)         $ (6,121)         $ (5,226)         $ (9,723)
     Other comprehensive income, net of tax:
                    Foreign currency translation adjustment               (11)              197               274               732
                                                               ---------------   ---------------    --------------    --------------

Comprehensive loss                                                   $ (2,774)         $ (5,924)         $ (4,952)         $ (8,991)
                                                               ===============   ===============    ==============    ==============


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

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga is currently assessing the impact of SAB 101 on its financial position and results of operations.

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

           In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added additional functionality. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga is currently assessing the impact of EITF 00-02 on its financial position and results of operations.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

6.         Restructuring and Exit Costs

           In February 2000, Giga commenced plans to restructure its events and conferences business. As a result, a total of 4 positions will be eliminated by Giga in the fourth quarter of fiscal 2000. Approximately $62,000 of incremental salaries and benefits cost was charged to cost of services for the six months ended June 30, 2000 in association with this restructuring. As of June 30, 2000 no amounts have been paid or charged against this liability.

           Also in February 2000, Giga commenced a plan to consolidate operations in its Watford, UK and Windsor, UK locations into one common facility in the Windsor area. The relocation will be completed in the first quarter of fiscal 2001. As a result, Giga estimates 7 employees from its finance and its conferences groups will not relocate to the Windsor area. For the six months ended June 30, 2000, approximately $98,000 of additional rent expense and lease cancellation fees, $70,000 of incremental salaries and benefits cost and $31,000 of incremental real estate and legal fees were charged to expense. Of the total charges, $103,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $40,000 was recorded as general and administrative expenses. As of June 30, 2000 no amounts have been paid or charged against these liabilities.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.         Line of Credit

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Agreement") with a bank, under which Giga can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Agreement. Upon execution of the Agreement, Giga paid fees totaling $30,000. Loans under the Agreement bear interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. As of June 30, 2000, there were no borrowings pursuant to this Agreement.

8.         Stock Purchase Warrants

           In connection with the Agreement discussed in Note 7, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants are exercisable immediately at $5.00 per share and are scheduled to expire on May 25, 2005. As of June 30, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which has been recorded as deferred financing costs.

9.         Segment Information

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

           Giga conducts business principally in the United States and United Kingdom. Operations in France, Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three and six months ended June 30, 2000 and 1999, respectively (in thousands).

REVENUES
                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                        2000              1999                 2000              1999
                                   ---------------    --------------      ---------------   ---------------
United States                            $ 14,271          $ 11,471             $ 27,680          $ 22,233
United Kingdom                              2,226             1,020                4,714             1,829
Other International                           961               399                1,903               768
                                   ---------------    --------------      ---------------   ---------------
       Consolidated revenue              $ 17,458          $ 12,890             $ 34,297          $ 24,830
                                   ===============    ==============      ===============   ===============


TOTAL ASSETS
                                                                                      JUNE 30,
                                                                               2000              1999
                                                                          ---------------   ---------------
United States                                                                   $ 26,849          $ 33,645
United Kingdom                                                                     5,217             2,587
Other International                                                                3,046             2,295
                                                                          ---------------   ---------------
       Consolidated total assets                                                $ 35,112          $ 38,527
                                                                          ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PLANS", "ANTICIPATES", "LIKELY", "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE OF AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.


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

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its ePractices services. Advisory Consulting was introduced in September 1997. Giga's Events and Conferences product line was acquired with the acquisition of BIS Strategic Decisions ("BIS") in April 1995. Giga's Web Site ScoreCard offering was launched in the third quarter of 1999. For financial reporting purposes, revenues from (i) Advisory Service, ePractices services, Advisory Consulting and Web Site ScoreCard are aggregated into Research, advisory and consulting and (ii) Events and other services are aggregated into Other. Giga expects that revenues from research, advisory and consulting will continue to increase as a percentage of its total revenues.

           Giga's principal products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed quarterly or monthly. Amounts received in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a prorata basis over the term of the contract. Revenues from other services are recognized as follows: events as they occur and consulting and Web Site ScoreCard as such services are performed. Unbilled receivables are primarily generated as a result of contractual extended billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned. With the consistent application of these accounting policies as well as growth in contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly owned subsidiaries in the United Kingdom, France and Germany. These subsidiaries manage direct sales personnel and resellers in other countries in the European Community as well. In Canada, Giga utilizes a full-scale sales force and provides business support to these salespersons through its operations in the United States. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga markets its products in Israel, Korea, Italy, Argentina and Brazil through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At June 30, 2000, Revenue Run Rate increased 27% to $71.1 million versus $56.2 million at the end of the second quarter of 1999. Annualized Value at June 30, 2000 increased 29% to $63.2 million from $48.8 million at June 30, 1999.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year. Approximately 22% of contract value up for renewal in the quarter ended June 30, 2000 cancelled, discontinuing all services, as compared to 20% for the comparable period in 1999. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful. This is due in part to Giga's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of Giga's major competitors.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting and other services which include personnel expenses for analysts and other personnel, direct expenses for events and conferences, royalties to third party information providers and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga.

           In February 2000, Giga commenced plans to restructure its events and conferences business and to consolidate operations in its Watford, UK and Windsor, UK locations into one common facility. Approximately $62,000 of cost was charged to cost of services for the six months ended June 30, 2000 in association with the restructuring of Giga's events and conferences business. Approximately $103,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $40,000 was recorded as general and administrative expenses for the six months ended June 30, 2000 in association with the consolidation of locations in the UK. As of June 30, 2000 no amounts have been paid or charged against these liabilities. See Note 6 to the Condensed Consolidated Financial Statements.

           Since its inception, Giga has incurred substantial costs to develop its products and services, establish its GigaWeb delivery system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga will continue its programs to strengthen, expand and develop existing and new services, products and infrastructure. Currently, Giga expects to be near the break-even point for the fourth quarter of fiscal 2000, while incurring significant losses for the full fiscal year.

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

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                                  2000             1999               2000             1999
                                                              --------------   --------------    ---------------   --------------
Revenues:
     Research, advisory and consulting                                  89%              85%                89%              86%
     Other, principally events                                          11%              15%                11%              14%
                                                              --------------   --------------    ---------------   --------------

     Total revenues                                                    100%             100%               100%             100%
                                                              ==============   ==============    ===============   ==============

Costs and expenses:
     Cost of services                                                   49%              62%                47%              57%
     Sales and marketing                                                49%              63%                47%              59%
     Research and development                                            3%               3%                 3%               3%
     General and administrative                                         12%              16%                14%              17%
     Depreciation and amortization                                       4%               3%                 4%               3%
                                                              --------------   --------------    ---------------   --------------

     Total costs and expenses                                          117%             147%               115%             139%
                                                              --------------   --------------    ---------------   --------------

Loss from operations                                                   (17%)            (47%)              (15%)            (39%)
                                                              --------------   --------------    ---------------   --------------

Interest income                                                           -               1%                 1%               2%
Interest expense                                                          -                -                  -                -
Foreign exchange gain/(loss)                                             1%              (1%)               (1%)             (2%)
                                                              --------------   --------------    ---------------   --------------

     Loss from operations before income taxes                          (16%)            (47%)              (15%)            (39%)
Income tax provision/(benefit)                                            -                -                  -                -
                                                              --------------   --------------    ---------------   --------------

Net loss                                                               (16%)            (47%)              (15%)            (39%)
                                                              ==============   ==============    ===============   ==============


           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

           Revenues. Total revenues increased 35% to $17.5 million for the three months ended June 30, 2000 from $12.9 million for the same three-month period in 1999. The increase in total revenues was primarily due to the increase in Research, Advisory and Consulting revenues.

           Revenues from Research, Advisory and Consulting increased 41% to $15.5 million for the three months ended June 30, 2000 from $11.0 million for the same three-month period in 1999. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Other revenues, primarily events registrations and sponsorships, were constant at $1.9 million for the three months ended June 30, 2000 and for the same three-month period in 1999.

           Cost of services. Cost of services increased 8% to $8.6 million for the three months ended June 30, 2000 from $8.0 million for the same three-month period in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support Giga's increased customer base and Giga's recently introduced Web Site ScoreCard product. These increased costs were partially offset by lower costs to produce events and conferences.

           Sales and marketing. Sales and marketing expenses increased 6% to $8.5 million for the three months ended June 30, 2000 from $8.1 million for the same period in 1999. The increase was principally due to increased training and commission costs for the sales force and costs for dedicated client care and content partnering groups, which were established in late 1999.

           Research and development. Research and development expenses increased 22% to $486,000 for the three months ended June 30, 2000 from $397,000 for the same three-month period in 1999. The increase was primarily due to personnel costs.

           General and administrative. General and administrative expenses were constant at $2.1 million for the three months ended June 30, 2000 and for the same three-month period in 1999. Higher personnel costs due to increased staff were offset by lower general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 50% to $658,000 for the three months ended June 30, 2000 from $440,000 for the same three-month period in 1999. The increase was primarily due to increased amortization costs for CRM and financial systems deployed in the fourth quarter of 1999. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $76,000 for the three months ended June 30, 2000 from $210,000 for the same three-month period in 1999 due to lower cash balances available for investment. Interest expense on long-term equipment financing decreased to $17,000 in the second quarter of 2000 from $33,000 for the same period in 1999 due to lower outstanding principal balances on equipment leases.

           Foreign exchange gain/(loss). Foreign exchange gains recorded for the three months ended June 30, 2000 were $133,000 compared to losses of $172,000 for the same three month period in 1999 due primarily to realized gains upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

           Revenues. Total revenues increased 38% to $34.3 million for the six months ended June 30, 2000 from $24.8 million for the same six-month period in 1999. The increase in total revenues was primarily due to the increase in Research, Advisory and Consulting revenues.

           Revenues from Research, Advisory and Consulting increased 42% to $30.4 million for the six months ended June 30, 2000 from $21.4 million for the same six-month period in 1999. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Other revenues increased 12% to $3.9 million for the six months ended June 30, 2000 from $3.5 million for the same six-month period in 1999. The increase was generally due to increased revenues for events sponsorships.

           Cost of services. Cost of services increased 12% to $15.9 million for the six months ended June 30, 2000 from $14.1 million for the same six-month period in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support Giga's increased customer base and Giga's recently introduced Web Site ScoreCard product. These increased costs were partially offset by lower costs to produce events and conferences.

           Sales and marketing. Sales and marketing expenses increased 11% to $16.2 million for the six months ended June 30, 2000 from $14.6 million for the same period in 1999. The increase was principally due to increased training and commission costs for the sales force and costs for dedicated client care and content partnering groups, which were established late in 1999.

           Research and development. Research and development expenses increased 58% to $1.0 million for the six months ended June 30, 2000 from $651,000 for the same six-month period in 1999. The increase was primarily due to consulting fees for the development of GigaWeb 3.0 and increased personnel costs.

           General and administrative. General and administrative expenses increased 16% to $4.9 million for the six months ended June 30, 2000 from $4.2 million for the same six-month period in 1999. The increase in expenses was primarily due to higher personnel costs offset by lower general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 59% to $1.3 million for the six months ended June 30, 2000 from $819,000 for the same six-month period in 1999. The increase was primarily due to increased amortization costs for CRM and financial systems deployed in the fourth quarter of 1999. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $184,000 for the six months ended June 30, 2000 from $464,000 for the same six-month period in 1999 due to lower cash balances available for investment. Interest expense on long-term equipment financing decreased to $40,000 for the six months ended June 30, 2000 from $70,000 for the same period in 1999 due to lower outstanding principal balances on equipment leases.

           Foreign exchange loss. Foreign exchange losses recorded for the six months ended June 30, 2000 were $330,000 compared to losses of $416,000 for the same six-month period in 1999 due primarily to weakening in the major European currencies.

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

           At June 30, 2000, Giga had cash and cash equivalents of approximately $4.7 million. During the six months ended June 30, 2000, Giga's capital expenditures totaled approximately $1.2 million, primarily for computer equipment, new and enhanced software applications and associated implementation costs and office furniture and equipment. Giga expects that additional purchases of computer equipment, software and office furniture will be made and placed into service as Giga enhances its infrastructure and as its employee base and customer base grows. As of June 30, 2000, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 2000.

           Net cash used in operating activities was approximately $479,000 for the six months ended June 30, 2000 compared to $4.9 million for the same six-month period of 1999. The decrease in net cash used in operating activities was due principally to a decrease in the net loss, an increase in depreciation and amortization, and to changes in various balance sheet accounts, particularly accounts receivable and accounts payable and accrued liabilities.

           Net cash used in investing activities was approximately $420,000 for the six-month period ended June 30, 2000 compared to net cash provided by investing activities of $2.0 million for the same six-month period of 1999. The net cash used in investing activities was primarily due to fewer purchases and maturities of marketable debt securities.

           Net cash provided by financing activities was approximately $339,000 for the six months ended June 30, 2000, compared to net cash used by financing activities of approximately $87,000 for the same six-month period of 1999. This favorable change is primarily due to $590,000 of proceeds from exercises of stock options and warrants in the first six months of 2000.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $92.2 million as of June 30, 2000. Capital and operating expenditures outpaced revenues due to numerous factors, such as increased marketing efforts for Giga's services, the high cost to attract and retain qualified employees, efforts to develop and market new services and products, and enhancements to the GigaWeb delivery system and internal infrastructure. Beginning in the third quarter of 1999, Giga undertook several initiatives to reduce specific expense items and to reduce overall expense growth. These efforts will remain in force for the balance of fiscal year 2000. As a result, Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, net of the repayment of debt as it becomes due, and its available credit facility will be sufficient to fund Giga's cash needs until at least the second quarter of 2001.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, Giga might require additional working capital. In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Agreement") with a bank, under which Giga can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Agreement. Upon execution of the Agreement, Giga paid fees totaling $30,000. Loans under the Agreement bear interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. As of June 30, 2000, there were no borrowings pursuant to this Agreement. In connection with the Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants are exercisable immediately at $5.00 per share and are scheduled to expire on May 25, 2005. As of June 30, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which has been recorded as deferred financing costs.


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

           Approximately $400,000 was incurred in 1999 for Giga's readiness program, primarily payroll costs for Giga's information technology groups, incurred exclusively in connection with its Y2K efforts. These costs were charged to expense as incurred and funded through operating cash flow. These costs do not include costs associated with systems scheduled for upgrade or replacement prior to commencement of the readiness assessment. These costs also do not include the costs incurred for associated contingency plans ($100,000) or the costs for computer hardware and software replacement that was capitalized ($105,000). Giga is currently unable to estimate the final aggregate cost of its Y2K readiness and compliance program, since further expenditures may be required as a result of future findings.

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

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga is currently assessing the impact of SAB 101 on its financial position and results of operations.

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

           In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added additional functionality. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga is currently assessing the impact of EITF 00-02 on its financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Interest Rate Exposure

           Based on Giga's overall interest exposure at June 30, 2000, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

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

PART II - OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At Giga's Annual Meeting of Stockholders held on May 25, 2000, two directors were elected, the Giga 1999 Share Incentive Plan was amended, the Giga 1997 Director Option Plan was amended and the appointment of PricewaterhouseCoopers LLP as Giga's independent auditors for the 2000 fiscal year was ratified. The following is a tabulation of the voting with respect to the foregoing matters.

(a)        Election of Directors:

           Nominee                             For            Against              Abstain              Broker Non-Votes
           -------                             ---            -------              -------              ----------------
           Richard L. Crandall              9,069,524         314,101                 0                         0
           David L. Gilmour                 9,071,190         312,435                 0                         0


(b)        Approval of amendment to the Giga 1999 Share Incentive Plan:

                                               For            Against              Abstain             Broker Non-Votes
                                               ---            -------              -------             ----------------
                                            5,823,928         336,869               2,750                   3,220,078


(c)        Approval of amendments to the Giga 1997 Director Option Plan:

                                               For            Against              Abstain             Broker Non-Votes
                                               ---            -------              -------             ----------------
                                            4,222,617         132,667             1,808,263                 3,220,078


(d)        Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2000 fiscal year:

                                               For            Against              Abstain             Broker Non-Votes
                                               ---            -------              -------             ----------------
                                            9,379,980             525                3,120                      0


      Gideon I. Gartner, Bernard Goldstein and John B. Landry (each of whose term expires in the year 2001) and A. G. W. Biddle, III, Neill H. Brownstein and Robert K. Weiler (each of whose term expires in the year 2002) are incumbent directors of Giga.



ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           11        Statement of Computation of Per Share Earnings
           27        Financial Data Schedule

(B)        REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated April 28, 2000, pertaining to a press release announcing Giga's results of operations for the three months ended March 31, 2000.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GIGA INFORMATION GROUP, INC.

              August 14, 2000              By: /s/ Daniel M. Clarke
                                               -------------------------------
                                               Daniel M. Clarke
                                               Senior Vice President.
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
------               ------------------------

  11         Statement of Computation of Per Share Earnings

  27         Financial Data Schedule