Form 10-Q/A
period 2000-06-30
GIGA INFORMATION GROUP INC
filed 2000-08-23
CIK 948263

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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



47954.0001

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Giga Information Group, Inc. amends and restates in its entirety Item 6 solely to add Exhibits 3, 10.1, 10.2, 10.3 and 10.4

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3* Amendment No. 1 to the Amended and Restated By-laws of Giga Information Group, Inc.

         10.1* Accounts Receivable Financing Agreement, dated as of April 7, 2000, between Silicon Valley Bank, Specialty Finance Division, and Giga Information Group, Inc.

         10.2* Amendment No. 1 to the Giga Information Group, Inc. 1996 Stock Option Plan

         10.3(1) Amendment No. 1 to Giga Information Group, Inc. 1999 Share Incentive Plan

         10.4(2)  Amendment No. 1 to 1997 Director Option Plan

         11(3)    Statement of Computation of Per Share Earnings

         27(3)    Financial Data Schedule

-----------------
* Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

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


                                           GIGA INFORMATION GROUP, INC.

           September 23, 2000              By: /s/ Daniel M. Clarke
                                               -------------------------------
                                               Daniel M. Clarke
                                               Senior Vice President.
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
------               ------------------------

3* Amendment No. 1 to the Amended and Restated By-laws of Giga Information Group, Inc.

10.1* Accounts Receivable Financing Agreement, dated as of April 7, 2000, between Silicon Valley Bank, Specialty Finance Division, and Giga Information Group, Inc.

10.2*    Amendment No. 1 to the Giga Information Group, Inc. 1996 Stock Option
         Plan

10.3(1)  Amendment No. 1 to Giga Information Group, Inc. 1999 Share Incentive
         Plan

10.4(2)  Amendment No. 1 to 1997 Director Option Plan

11(3)    Statement of Computation of Per Share Earnings

27(3)    Financial Data Schedule

-----------------
* Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.