Form 10-Q
period 2000-09-30
GIGA INFORMATION GROUP INC
filed 2000-11-14
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

As of November 8, 2000, there were 10,447,765 shares of Common Stock, $.001 par value, of the registrant outstanding.

================================================================================



47954.0001

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                                             PAGE
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for the
                               three and nine months ended September 30, 2000
                               (unaudited) and September 30, 1999 (unaudited)                                  3.

                     Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited)
                               and December 31, 1999                                                           4.

                     Condensed Consolidated Statements of Cash Flows for the
                               nine months ended September 30, 2000 (unaudited)
                               and September 30, 1999 (unaudited)                                              5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                          6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                          11.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               20.


PART II - OTHER INFORMATION


           Item 2.   Changes in Securities and Use of Proceeds                                                21.

           Item 6.   Exhibits and Reports on Form 8-K                                                         21.


SIGNATURE PAGE                                                                                                22.


INDEX TO EXHIBITS                                                                                             23.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                          2000                1999               2000                1999
                                                     ----------------   -----------------   ----------------   -----------------
Revenues:
     Research, advisory and consulting                      $ 15,918            $ 11,819           $ 46,327            $ 33,186
     Other, principally events                                 1,771                 643              5,659               4,106
                                                     ----------------   -----------------   ----------------   -----------------

     Total revenues                                           17,689              12,462             51,986              37,292
                                                     ----------------   -----------------   ----------------   -----------------

Costs and expenses:
     Cost of services                                          7,896               5,715             23,789              19,858
     Sales and marketing                                       8,048               7,665             24,269              22,289
     Research and development                                    631                 801              1,940               1,452
     General and administrative                                2,605               2,266              7,242               6,508
     Depreciation and amortization                               732                 490              2,035               1,309
                                                     ----------------   -----------------   ----------------   -----------------

     Total costs and expenses                                 19,912              16,937             59,275              51,416
                                                     ----------------   -----------------   ----------------   -----------------

Loss from operations                                          (2,223)             (4,475)            (7,289)            (14,124)
                                                     ----------------   -----------------   ----------------   -----------------

Interest income                                                   40                 143                224                 607
Interest expense                                                 (97)                 28                (57)                 98
Foreign exchange gain/(loss)                                      58                 (64)              (272)               (480)
                                                     ----------------   -----------------   ----------------   -----------------

     Loss from operations before income taxes                 (2,028)             (4,424)            (7,280)            (14,095)
Income tax provision/(benefit)                                     1                  10                (25)                 62
                                                     ----------------   -----------------   ----------------   -----------------

Net loss                                                    $ (2,029)           $ (4,434)          $ (7,255)          $ (14,157)
                                                     ================   =================   ================   =================

Results per common share:
     Historical -  basic and diluted:
        Net loss                                             $ (0.20)            $ (0.44)           $ (0.71)            $ (1.42)
                                                     ================   =================   ================   =================
        Weighted average number of shares used to
              compute results per common share             10,357,186          10,017,712         10,214,317           9,987,621
                                                     ================   =================   ================   =================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                                              2000                  1999
                                                                                        ------------------   -------------------
                                                                                           (UNAUDITED)
  ASSETS
Current assets:
     Cash and cash equivalents                                                                    $ 1,692               $ 5,381
     Marketable securities                                                                              -                   801
     Trade accounts receivable, net of allowance for uncollectible accounts of
        $415 and $473 at September 30, 2000 (unaudited) and December 31, 1999,
        respectively                                                                               13,496                21,199
     Unbilled accounts receivable                                                                   7,258                 4,974
     Prepaid expenses and other current assets                                                      4,529                 5,174
                                                                                        ------------------   -------------------
        Total current assets                                                                       26,975                37,529
Property and equipment, net                                                                         5,896                 6,188
Other assets                                                                                        1,281                   478
                                                                                        ------------------   -------------------
        Total assets                                                                             $ 34,152              $ 44,195
                                                                                        ==================   ===================

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                             $ 2,846               $ 3,471
     Deferred revenues                                                                             33,173                37,817
     Accrued expenses and other current liabilities                                                 8,342                 8,197
     Current portion of long-term debt                                                                  -                   527
                                                                                        ------------------   -------------------
        Total current liabilities                                                                  44,361                50,012
Deferred revenues                                                                                     395                   569
                                                                                        ------------------   -------------------
        Total liabilities                                                                          44,756                50,581

Stockholders' deficit:
     Preferred Stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2000 (unaudited) and December
        31, 1999                                                                                        -                     -
     Common Stock, $.001 par value: 60,000,000 shares authorized, 10,385,873 and 10,043,401 shares issued and outstanding at September 30, 2000
        (unaudited) and December 31, 1999, respectively                                                10                    10
Additional paid-in capital                                                                         82,726                80,664
Deferred compensation                                                                                (633)                 (983)
Accumulated deficit                                                                               (94,240)              (86,985)
Accumulated other comprehensive income                                                              1,533                   908
                                                                                        ------------------   -------------------
Total stockholders' deficit                                                                       (10,604)               (6,386)
                                                                                        ------------------   -------------------
        Total liabilities and stockholders' deficit                                              $ 34,152              $ 44,195
                                                                                        ==================   ===================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                                 2000            1999
                                                                                             -------------   --------------
Cash flows from operating activities:
     Net loss                                                                                    $ (7,255)       $ (14,157)
     Adjustments to reconcile net loss to net cash used in operating activities, net of the effect of divestitures:
        Depreciation and amortization                                                               2,035            1,309
        Amortization of deferred financing costs                                                       41                -
        Provision for doubtful accounts                                                               (27)             (29)
        (Gain)/loss on sale of fixed assets                                                            (4)              42
        Compensation expense related to stock options                                                 410              337
        Credit to interest expense for accelerated payment on equipment lease                        (101)               -
     Change in assets and liabilities:
        Decrease in accounts receivable                                                             3,933            2,042
        Decrease in prepaid expenses and other current assets                                         629            1,294
        Decrease/(increase) in other assets                                                             7             (115)
        Decrease in deferred revenues                                                              (3,613)             (68)
        Increase in accounts payable and accrued liabilities                                          749              896
                                                                                             -------------   --------------
        Net cash used in operating activities                                                      (3,196)          (8,449)
                                                                                             -------------   --------------

Cash flows from investing activities:
     Acquisition of equipment and improvements                                                     (1,807)          (3,556)
     Cash transferred to GigaGroup S.A.                                                              (284)               -
     Purchases of marketable securities                                                                 -           (7,467)
     Proceeds from maturities of marketable securities                                                801           12,571
     Other, net                                                                                       (50)               9
                                                                                             -------------   --------------
        Net cash (used in) provided by investing activities                                        (1,340)           1,557
                                                                                             -------------   --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock under option plans                                        508              167
     Proceeds from issuance of common stock due to exercise of warrants                               126               38
     Proceeds from issuance of common stock under employee stock purchase plan                        484                -
     Principal payments on long-term debt                                                            (426)            (339)
     Other, net                                                                                         3                -
                                                                                             -------------   --------------
        Net cash provided by (used in) financing activities                                           695             (134)
                                                                                             -------------   --------------

Effect of exchange rates on cash                                                                      152              (99)
                                                                                             -------------   --------------
Net decrease in cash and cash equivalents                                                          (3,689)          (7,125)
Cash and cash equivalents, beginning of period                                                      5,381           14,149
                                                                                             -------------   --------------
Cash and cash equivalents, end of period                                                          $ 1,692          $ 7,024
                                                                                             =============   ==============

Supplementary cash flow information:
     Income taxes paid                                                                                $ -             $ 62
     Interest paid                                                                                   $ 44             $ 98

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 1999, as filed with the Securities and Exchange Commission.

2.         Sale of Stock by Former Subsidiary

           On September 6, 2000, Giga Information Group S.A., Giga's former wholly-owned subsidiary in Paris, France that sells and markets research, advisory and consulting services in France, Belgium, Luxembourg and Switzerland, issued 482,484 shares of its common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. As a result, Giga's ownership percentage of Giga Information Group S.A. decreased from 100% to 19.9%. As Giga no longer exercises significant influence over the entity, now called GigaGroup S.A., its accounts are no longer included in the consolidated financial results of Giga.

           Giga records gains and losses arising from issuances of stock by its subsidiaries directly to additional paid-in capital in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock of a Subsidiary." Accordingly, Giga adjusted the carrying value of its investment in GigaGroup S.A. and additional paid-in capital by $809,000, representing the difference between the carrying value of Giga's investment in GigaGroup S.A. prior to the transaction and the fair value of the investment as determined by the transaction.

3.         Historical Net Loss per Common Share

           Giga computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase shares of common stock in the amount of 4,188,785 shares at September 30, 2000 and 3,289,434 shares at September 30, 1999 were excluded from the calculation of diluted net loss per common share. At September 30, 2000, options and warrants for 2,976,422 shares of common stock had an exercise price that was below the average market value per share of Giga's common stock during the fiscal quarter.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2000 and 1999, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       --------------   ---------------    --------------    --------------
Net loss                                                    $ (2,029)         $ (4,434)         $ (7,255)        $ (14,157)
     Other comprehensive income (loss), net of tax:
              Foreign currency translation adjustment            351              (365)              625               367
                                                       --------------   ---------------    --------------    --------------

Comprehensive loss                                          $ (1,678)         $ (4,799)         $ (6,630)        $ (13,790)
                                                       ==============   ===============    ==============    ==============


5.         New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga ). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its financial position or results of operations.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga anticipates that the adoption of SAB 101 will not have a significant effect on its financial position or results of operations.

           In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga's adoption of FIN 44 did not have a material impact on its financial position or results of operations.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added functionality. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga anticipates that the adoption of EITF 00-02 will not have a significant effect on its financial position or its results of operations.

           In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 addresses certain issues not previously addressed in SFAS No. 125; however, it carries forward most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Giga anticipates that the adoption of SFAS No. 140 will not have a significant effect on its financial position or its results of operations.

6.         Stockholder Rights Plan

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

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.         Restructuring and Exit Costs

           In February 2000, Giga commenced plans to restructure its events and conferences business. As a result, a total of 4 positions will be eliminated by Giga in the fourth quarter of fiscal 2000. Approximately $70,000 of incremental salaries and benefits cost was charged to cost of services for the nine months ended September 30, 2000 in association with this restructuring. As of September 30, 2000 no amounts have been paid or charged against this liability.

           Also in February 2000, Giga commenced a plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. The relocation will be completed in the first quarter of fiscal 2001. As a result, Giga estimates 7 employees from its finance and its conferences groups will not relocate to the Windsor area. For the nine months ended September 30, 2000, approximately $98,000 of additional rent expense and lease cancellation fees, $101,000 of incremental salaries and benefits cost and $31,000 of incremental real estate and legal fees were charged to expense. Of the total charges, $124,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $50,000 was recorded as general and administrative expenses. As of September 30, 2000 no amounts have been paid or charged against these liabilities.

8.         Line of Credit

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Agreement") with a bank, under which it can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Agreement. Upon execution of the Agreement, Giga paid fees totaling $30,000. Loans under the Agreement bear interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding.
As of September 30, 2000, there were no borrowings under this facility.

           On November 1, 2000, Giga pledged approximately $1.2 million of accounts receivable as collateral, and received proceeds of approximately $922,000, pursuant to the Agreement. Giga repaid approximately $320,000, leaving an outstanding balance of approximately $602,000 as of November 13, 2000. Giga is subject to various covenants under the Agreement, the most restrictive of which requires total revenues to increase on a quarterly basis. Giga anticipates that it will be in compliance with this covenant at December 31, 2000.

9.         Warrants

           In connection with the Agreement discussed in Note 8, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants are exercisable immediately at $5.00 per share and are scheduled to expire on May 25, 2005. As of September 30, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which has been recorded as deferred financing costs. As of September 30, 2000, Giga recognized charges of approximately $41,000 for the amortization of the financing costs.

           In April 1998, Giga entered into a Loan and Warrant Purchase Agreement whereby Giga issued convertible promissory notes with a face value of $10,000,000, at an annual interest rate of 12% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of common stock in exchange for cash proceeds of $10,000,000. On August 2, 2000, warrants to purchase 3,333 shares of common stock, originally issued pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $9,999 at an exercise price of $3.00 per share.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.        Listing on the Nasdaq National Market

           On September 29, 2000, Giga was notified that it was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market under Maintenance Standard 2 as set forth in Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B). Giga's request that it continue to be listed on the Nasdaq National Market will be considered at a hearing scheduled for December 8, 2000. Should the outcome of this hearing result in a formal decision to discontinue listing on the Nasdaq National Market, Giga would apply for listing on the Nasdaq SmallCap Market.

11.        Segment Information

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

           Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000), Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands).

REVENUES
                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                        2000              1999                 2000              1999
                                   ---------------    --------------      ---------------   ---------------
United States                            $ 14,777          $ 11,004             $ 42,457          $ 33,237
United Kingdom                              2,004             1,000                6,718             2,829
Other International                           908               458                2,811             1,226
                                   ---------------    --------------      ---------------   ---------------
       Consolidated revenue              $ 17,689          $ 12,462             $ 51,986          $ 37,292
                                   ===============    ==============      ===============   ===============


TOTAL ASSETS
                                                                                    SEPTEMBER 30,
                                                                               2000              1999
                                                                          ---------------   ---------------
United States                                                                   $ 29,010          $ 31,670
United Kingdom                                                                     3,918             2,705
Other International                                                                1,224             1,962
                                                                          ---------------   ---------------
       Consolidated total assets                                                $ 34,152          $ 36,337
                                                                          ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR LOSSES AND ANTICIPATION OF FUTURE LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE OF AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.


OVERVIEW

           Giga provides objective research, advice and continuous coaching on technology for e-Business. Giga's integrated suite of offerings helps clients make strategic decisions about the technologies, people and processes needed to excel in the new digital economy. Emphasizing close interaction among analysts and clients, Giga delivers support with the speed and scope necessary for e-Business. Giga's four principal products and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices (formerly IT Practice Services), (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with Giga's analysts and advisors.

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

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly-owned subsidiaries in the United Kingdom and Germany. These subsidiaries manage direct sales personnel and resellers in other countries in the European Community as well. In Canada, Giga utilizes a full-scale sales force and provides business support to these salespersons through its operations in the United States. In France, Giga resells its services through GigaGroup S.A., an entity which was formerly a wholly-owned subsidiary of Giga. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga markets its products in Israel, Korea, Italy, Argentina and Brazil through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At September 30, 2000, Revenue Run Rate increased 29% to $74.8 million versus $57.9 million at the end of the third quarter of 1999. Annualized Value at September 30, 2000 increased 30% to $65.2 million from $50.3 million at September 30, 1999.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year. Approximately 17% of contract value up for renewal in the quarter ended September 30, 2000 cancelled, discontinuing all services, as compared to 12% for the comparable period in 1999. These cancellation rates do not include contracts lost due to mergers, acquisitions and bankruptcies. Giga believes that a direct comparison of its cancellation rate and those of its major competitors may not be meaningful. This is due in part to Giga's limited operating history and its unified Advisory Service model (the focus of which is an integrated approach with fewer contracts/services per customer), in contrast to the multiple-service model of Giga's major competitors.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct costs include personnel expenses for analysts and other personnel, direct expenses for events and conferences, royalties to third party information providers and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga.

           In February 2000, Giga commenced plans to restructure its events and conferences business and to consolidate operations in its Watford, U. K. and Windsor, U. K. locations into one common facility. Approximately $70,000 of cost was charged to cost of services for the nine months ended September 30, 2000 in association with the restructuring of Giga's events and conferences business. Approximately $124,000 was recorded as cost of services, $56,000 was recorded as sales and marketing expense and $50,000 was recorded as general and administrative expenses for the nine months ended September 30, 2000 in association with the consolidation of locations in the United Kingdom. As of September 30, 2000 no amounts have been paid or charged against these liabilities. See Note 7 to the Condensed Consolidated Financial Statements.

           On September 6, 2000, Giga Information Group S.A., Giga's former wholly-owned subsidiary in Paris, France that sells and markets research, advisory and consulting services in France, Belgium, Luxembourg and Switzerland, issued 482,484 shares of common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. As a result of this transaction, Giga will no longer consolidate the results of GigaGroup S.A., as it is now known, in its consolidated financial statements.

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

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  2000             1999               2000             1999
                                                              --------------   --------------    ---------------   --------------
Revenues:
     Research, advisory and consulting                                  90%              95%                89%              89%
     Other, principally events                                          10%               5%                11%              11%
                                                              --------------   --------------    ---------------   --------------

     Total revenues                                                    100%             100%               100%             100%
                                                              ==============   ==============    ===============   ==============

Costs and expenses:
     Cost of services                                                   45%              46%                46%              53%
     Sales and marketing                                                45%              62%                46%              60%
     Research and development                                            3%               6%                 4%               4%
     General and administrative                                         15%              18%                14%              17%
     Depreciation and amortization                                       4%               4%                 4%               4%
                                                              --------------   --------------    ---------------   --------------

     Total costs and expenses                                          112%             136%               114%             138%
                                                              --------------   --------------    ---------------   --------------

Loss from operations                                                   (12%)            (36%)              (14%)            (38%)
                                                              --------------   --------------    ---------------   --------------

Interest income                                                           -               1%                 1%               1%
Interest expense                                                        (1%)               -                  -                -
Foreign exchange gain/(loss)                                              -              (1%)               (1%)             (1%)
                                                              --------------   --------------    ---------------   --------------

     Loss from operations before income taxes                          (11%)            (36%)              (14%)            (38%)
Income tax provision/(benefit)                                            -                -                  -                -
                                                              --------------   --------------    ---------------   --------------

Net loss                                                               (11%)            (36%)              (14%)            (38%)
                                                              ==============   ==============    ===============   ==============

           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


           Revenues. Total revenues increased 42% to $17.7 million for the three months ended September 30, 2000 from $12.5 million for the same three-month period in 1999. The increase in total revenues was primarily due to the increase in Research, Advisory and Consulting revenues.

           Revenues from Research, Advisory and Consulting increased 35% to $15.9 million for the three months ended September 30, 2000 from $11.8 million for the same three-month period in 1999. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Other revenues, primarily events registrations and sponsorships, increased 175% to $1.8 million for the three months ended September 30, 2000 from $643,000 for the same three-month period in 1999. The increase was primarily due to an increased number of events held in the third quarter of 2000.

           Cost of services. Cost of services increased 38% to $7.9 million for the three months ended September 30, 2000 from $5.7 million for the same three-month period in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support Giga's increased customer base and Giga's recently introduced Web Site ScoreCard product.

           Sales and marketing. Sales and marketing expenses increased 5% to $8.0 million for the three months ended September 30, 2000 from $7.7 million for the same period in 1999. The increase was principally due to higher commission costs for the sales force and costs for dedicated client care and content partnering groups, which were established in late 1999. Sales and marketing expenses as a percentage of revenues declined to 45% for the three months ended September 30, 2000 compared to 62% of revenues for the same period of 1999. This area benefited principally from programs introduced at the end of 1999 to control expenses.

           Research and development. Research and development expenses decreased 21% to $631,000 for the three months ended September 30, 2000 from $801,000 for the same three-month period in 1999. The decrease was primarily due to lower consulting costs due to completing development of Gigaweb 3.0 in the first quarter of 2000.

           General and administrative. General and administrative expenses increased 15% to $2.6 million for the three months ended September 30, 2000 from $2.3 million for the same three-month period in 1999. The increase was primarily due to higher outside consulting fees.

           Depreciation and amortization. Depreciation and amortization expense increased 49% to $732,000 for the three months ended September 30, 2000 from $490,000 for the same three-month period in 1999. The increase was primarily due to increased amortization costs for CRM and financial systems deployed in the fourth quarter of 1999.

           Interest income and expense. Interest income decreased to $40,000 for the three months ended September 30, 2000 from $143,000 for the same three-month period in 1999 due to lower cash balances available for investment. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of $101,000. This credit net of interest charges prior to making the final payment resulted in a net credit to interest expense of $97,000 for the three-month period ended September 30, 2000. Interest expense of $28,000 for equipment leases was recorded in the same three-month period in 1999.

           Foreign exchange gain/(loss). Foreign exchange gains recorded for the three months ended September 30, 2000 were $58,000 compared to losses of $64,000 for the same three-month period in 1999 due primarily to realized and unrealized gains upon payment of foreign currency denominated transactions.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

           Revenues. Total revenues increased 39% to $52.0 million for the nine months ended September 30, 2000 from $37.3 million for the same nine-month period in 1999. The increase in total revenues was primarily due to the increase in Research, Advisory and Consulting revenues.

           Revenues from Research, Advisory and Consulting increased 40% to $46.3 million for the nine months ended September 30, 2000 from $33.2 million for the same nine-month period in 1999. The increase in revenues was primarily due to growing market acceptance of Giga's services.

           Other revenues increased 38% to $5.7 million for the nine months ended September 30, 2000 from $4.1 million for the same nine-month period in 1999. The increase was generally due to increased revenues for events sponsorships.

           Cost of services. Cost of services increased 20% to $23.8 million for the nine months ended September 30, 2000 from $19.9 million for the same nine-month period in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support Giga's increased customer base and Giga's Web Site ScoreCard product introduced in late 1999. These increased costs were partially offset by lower costs to produce events and conferences. Cost of services as a percentage of revenues declined to 46% for the nine months ended September 30, 2000 compared to 53% for the same period of 1999 principally as a result of programs to control expenses.

           Sales and marketing. Sales and marketing expenses increased 9% to $24.3 million for the nine months ended September 30, 2000 from $22.3 million for the same period in 1999. The increase was principally due to higher training and commission costs for the sales force and costs for dedicated client care and content partnering groups, which were established late in 1999. Sales and marketing as a percentage of revenues declined to 46% for the nine months ended September 30, 2000 compared to 60% for the same period of 1999 principally due to programs introduced in late 1999 to control expenses.

           Research and development. Research and development expenses increased 34% to $1.9 million for the nine months ended September 30, 2000 from $1.5 million for the same nine-month period in 1999. The increase was primarily due to increased personnel costs.

           General and administrative. General and administrative expenses increased 11% to $7.2 million for the nine months ended September 30, 2000 from $6.5 million for the same nine-month period in 1999. The increase in expenses was primarily due to higher personnel costs offset by lower general corporate expenses.

           Depreciation and amortization. Depreciation and amortization expense increased 55% to $2.0 million for the nine months ended September 30, 2000 from $1.3 million for the same nine-month period in 1999. The increase was primarily due to increased amortization costs for CRM and financial systems deployed in the fourth quarter of 1999. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $224,000 for the nine months ended September 30, 2000 from $607,000 for the same nine-month period in 1999 due to lower cash balances available for investment. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of approximately $101,000. This credit net of interest charges prior to making the final payment resulted in a net credit to interest expense of $57,000 for the nine months ended September 30, 2000. Interest expense of $98,000 for equipment leases was recorded for the same nine-month period in 1999.

           Foreign exchange loss. Foreign exchange losses recorded for the nine months ended September 30, 2000 were $272,000 compared to losses of $480,000 for the same nine-month period in 1999 due primarily to weakening in the major European currencies.

LIQUIDITY AND CAPITAL RESOURCES


           Prior to August 1998, Giga funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. Giga received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception. In April 1998, Giga also issued notes in the aggregate principal amount of $10.0 million (the "Bridge Notes") and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the notes became due and payable upon the consummation of Giga's initial public offering of 3,000,000 shares of common stock at $12.50 per share (the "Offering") on August 4, 1998. Between August 4, 1998 and August 2, 2000 warrants to purchase 102,664 shares of common stock were exercised for cash of $307,992, at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

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

           At September 30, 2000, Giga had cash and cash equivalents of approximately $1.7 million. During the nine months ended September 30, 2000, Giga's capital expenditures totaled approximately $1.8 million, primarily for computer equipment, new and enhanced software applications and associated implementation costs and office furniture and equipment. Giga expects that additional purchases of computer equipment, software and office furniture will be made and placed into service as Giga enhances its infrastructure and as its employee base and customer base grows. As of September 30, 2000, Giga had no material commitments for capital expenditures, and Giga does not currently expect the rate of capital spending to vary significantly through the end of 2000.

           Net cash used in operating activities was approximately $3.2 million for the nine months ended September 30, 2000 compared to $8.4 million for the same nine-month period of 1999. The decrease in net cash used in operating activities was due principally to a decrease in the net loss, an increase in depreciation and amortization, and to changes in various balance sheet accounts, particularly accounts receivable and deferred revenue.

           Net cash used in investing activities was approximately $1.3 million for the nine-month period ended September 30, 2000 compared to net cash provided by investing activities of $1.6 million for the same nine-month period of 1999. The net cash used in investing activities was primarily due to purchases of capital items and lower proceeds from maturities of marketable debt securities. In addition, $284,000 of cash was transferred to GigaGroup S.A. due to the reduction of Giga's ownership interest in this entity to 19.9% and the resultant deconsolidation of its financial results.

           Net cash provided by financing activities was approximately $695,000 for the nine months ended September 30, 2000, compared to net cash used by financing activities of approximately $134,000 for the same nine-month period of 1999. This favorable change is primarily due to $1.1 million of proceeds from exercises of stock options and warrants and issuance of Employee Stock Purchase Plan shares in the first nine months of 2000.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $94.2 million as of September 30, 2000. Capital and operating expenditures outpaced revenues due to numerous factors, such as increased marketing efforts for Giga's services, the high cost to attract and retain qualified employees, efforts to develop and market new services and products, and enhancements to the GigaWeb delivery system and internal infrastructure. Beginning in the third quarter of

1999, Giga undertook several initiatives to reduce specific expense items and to reduce overall expense growth. These efforts will remain in force for the balance of fiscal year 2000. As a result, Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, net of the repayment of debt as it becomes due, and its available credit facility will be sufficient to fund Giga's cash needs until at least the third quarter of 2001.

           However, in the event that Giga encounters difficulties in collecting accounts receivable, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, Giga might require additional working capital. In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Agreement") with a bank, under which Giga can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Agreement. Upon execution of the Agreement, Giga paid fees totaling $30,000. Loans under the Agreement bear interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. As of September 30, 2000, there were no borrowings under this facility. However, on November 1, 2000, Giga pledged approximately $1.2 million of accounts receivable as collateral and received proceeds of approximately $922,000 pursuant to the Agreement. Giga repaid approximately $320,000, leaving an outstanding balance of approximately $602,000 as of November 13, 2000. Giga is subject to various covenants under the Agreement, the most restrictive of which requires total revenues to increase on a quarterly basis. Giga anticipates that it will be in compliance with this covenant at December 31, 2000. In connection with the Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants are exercisable immediately at $5.00 per share and are scheduled to expire on May 25, 2005. As of September 30, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which has been recorded as deferred financing costs. As of September 30, 2000, Giga recognized charges of approximately $41,000 for the amortization of the financing costs.

           On September 29, 2000, Giga was notified that it was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market under its Maintenance Standards. Giga's request that it continue to be listed on the Nasdaq National Market will be considered at a hearing scheduled for December 8, 2000. Should the outcome of this hearing result in a formal decision to discontinue listing on the Nasdaq National Market, Giga would apply for listing on the Nasdaq SmallCap Market. Although Giga believes that it will qualify for listing on the Nasdaq SmallCap Market, there can be no assurance that delisting from the Nasdaq National Market would not have an adverse effect on the market price or liquidity of Giga's common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS


           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga ). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its financial position or results of operations.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga anticipates that the adoption of SAB 101 will not have a significant effect on its financial position or results of operations.

           In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga's adoption of FIN 44 did not have a material impact on its financial position or results of operations.

           In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site would be capitalized and that any subsequent updates would be expensed as incurred, unless the updates added functionality. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga anticipates that the adoption of EITF 00-02 will not have a significant effect on its financial position or its results of operations.

           In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 addresses certain issues not previously addressed in SFAS No. 125; however, it carries forward most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Giga anticipates that the adoption of SFAS No. 140 will not have a significant effect on its financial position or its results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Based on Giga's overall interest exposure at September 30, 2000, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

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

PART II - OTHER INFORMATION


ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS


           RECENT SALES OF UNREGISTERED SECURITIES

           In August 2000, Giga issued 3,333 shares of Common Stock upon the exercise of warrants at an exercise price of $3.00 per share for cash proceeds of $9,999. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes. The shares of capital stock issued were offered and sold in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended or Regulation D thereunder relative to sales by an issuer not involving any public offering.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           11        Statement of Computation of Per Share Earnings
           10.1      Amendment No. 2 to 1996 Stock Option Plan
           10.2      Amendment No. 2 to 1999 Share Incentive Plan
           27        Financial Data Schedule

(B)        REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated July 20, 2000, pertaining to a press release announcing Giga's results of operations for the three months ended June 30, 2000.

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GIGA INFORMATION GROUP, INC.

             November 14, 2000              By: /s/ Daniel M. Clarke
                                                -------------------------------
                                                Daniel M. Clarke
                                                Senior Vice President.
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS
------               ------------------------

11         Statement of Computation of Per Share Earnings

10.1       Amendment No. 2 to 1996 Stock Option Plan

10.2       Amendment No. 2 to 1999 Share Incentive Plan

27         Financial Data Schedule