Form 10-K
period 2000-12-31
GIGA INFORMATION GROUP INC
filed 2001-04-02
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXHANGE ACT OF 1934

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

                         Common Stock; $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was $11,035,850. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns 10% or more of the outstanding Common Stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

     The number of shares outstanding of the registrant's capital stock as of March 20, 2001 was 10,485,761 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

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

     Giga began providing research, advisory and consulting services in April 1996. As of December 31, 2000, Giga had a global client base encompassing more than 1,300 organizations. Its enterprise clients include companies that use, sell and invest in technology.

     The majority of Giga's research, advisory and consulting services are available to customers for an annual subscription fee billed and payable in advance. "Advisory Service(R)", the principal service offering of Giga, entitles members to (i) access all Giga's advisory service information and analyses, (ii) inquiry privileges and (iii) participate in briefings, a conference and teleconferences.

     Giga has designed its products and services to capitalize on the capabilities of the Internet. Giga believes it became the first Internet-centric advisory firm by creating GigaWeb(R), a unique content portal that enables access to the full spectrum of Giga's original research, selected third party content and human expertise. GigaWeb version 3.0, released in February 2000, also enables clients to engage in virtual topic-oriented communities hosted and moderated by Giga analysts. In addition, Giga maintains a knowledge management environment designed for electronic delivery and collaboration among analysts and clients, facilitated through the Internet.

     Giga was organized on March 17, 1995 and in April 1995, Giga acquired BIS Strategic Decisions, Inc. ("BIS") as part of its strategic plan to accelerate the development of its business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. Giga continues to generate revenues from the events and conferences businesses acquired as part of the acquisition of BIS. In 1995, Giga acquired ExperNet Corporation ("ExperNet(R)"), which was owned by Gideon I. Gartner and David L. Gilmour, each currently a director and an officer of Giga at that time. In 1996, Giga discontinued the BIS market research business and its econometric forecasting business, BIS Shrapnel.

     Giga launched its sales of Advisory Services in April 1996 and continued to grow and invest and expand its services, reaching in excess of the 950-client mark at December 31, 1998, in excess of the 1,100-client mark at December 31, 1999, and in excess of the 1,300-client mark at December 31, 2000. Giga launched its initial public offering of common stock (the "Offering") on July 31, 1998. In May 1999, Robert K. Weiler was named to succeed founder Gideon I. Gartner as president and chief executive officer, and assumed full-time duties in August 1999. Mr. Weiler assumed the position of chairman in the fourth quarter of 1999. Mr. Gartner remains a member of Giga's board of directors.

MARKET FOCUS AND THE GIGA SOLUTION

     Giga focuses on the IT Research Segment of the Syndicated Research Market. The "IT", or Information Technology, industries are primarily those concerned with computing, telecommunications and other related industries. Typically, Syndicated Research companies develop a product that is sold to multiple clients. In general, these products include primary and secondary research and analyst support as part of the offering. Within IT, Giga targets its offerings on issues relating to technology for e-Business.

     Giga views e-Business as more than just a company having an electronic link in a supply chain or a Web site on the Internet. Giga approaches e-Business with clients as a source of strategic advantage - one which incorporates all of the new technologies, processes and practices leading to an interconnected organization and one that is designed to allow one company to completely outdistance another.

     Giga realized that an advisory model based on e-Business is crucial in a market that demands the kind of technology integration made possible by the Internet. Accordingly, Giga developed an integrated advisory offering that could be delivered and supported via the Web and that helps clients make informed decisions about e-Business technologies and strategies through rapid access to comprehensive and experience-based analysis and advice.

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

     Giga developed its approach in response to the needs of the market. Giga's integrated Advisory Service produces internal benefits that Giga believes allows it to better service its customers, including (i) flexibility of resource allocation, (ii) an orientation toward internal collaboration and (iii) the development of experienced generalists, who are able to diagnose broad client e-Business challenges and communicate effectively with clients. Flexibility of resource allocation allows Giga to focus its research resources to address subjects of the greatest significance to its customers at any particular time. Giga's orientation toward internal collaboration eliminates the competition among different advisory areas that Giga believes is customary at other providers. Instead, Giga encourages its analysts to work together in a multi-disciplinary approach and present a unified view to its customers. The process is also designed to be objective, by virtue of several features built into Giga's methodologies, such as a requirement that analysts articulate balanced opinions that include probabilities of occurrence and alternative viewpoints. In addition, research is available to clients on a timely basis through GigaWeb's sophisticated authoring technology. The customization features permitted by GigaWeb also make Giga's research more relevant to specific client environments.

     Giga's "Advisory Consulting" services provide Giga customers with support via retainer-based and project consulting arrangements to assess various IT issues, including an organization's strategic technology plan, a vendor's marketing plan, or the implementation issues surrounding a major technology migration. Advisory Consulting is a valuable extension of Giga's client inquiry process, enabling customers to request more in-depth analysis targeted at the application of technology to their specific situation.

     Giga also offers customers its innovative "ePractices(R)" service (formerly IT Practice Services) to complement its Advisory Service. Giga's ePractices advisors continually identify, track and analyze the innovative e-Business practices that are designed to help top companies capture new customers, enter new markets and create new opportunities - faster and more effectively than their competitors. This research is distilled into a "living" electronic library of successful practices. To maximize the value of this ongoing research, Giga's senior advisors apply their own expert perspective to Giga's cumulative knowledge base to help define and drive the strategies, organizational changes and business processes needed for enhanced e-Business success.

     Giga's innovative Web Site ScoreCard(TM) service is a comprehensive evaluation of an organization's Web site to help it better compete online. This service provides an in-depth assessment with recommendations on how to strengthen an organization's e-commerce and online initiatives. ScoreCard results and recommendations are not made public by Giga, but are designed as strategic internal documents to help an organization improve its Web site in order to gain competitive advantage.

     GigaWeb 3.0, Giga's interactive Web destination for e-Business research and discussion, allows customers to easily and efficiently navigate through the full spectrum of original research, which is organized into "Knowledge Salons(TM)." Knowledge Salons are continuously updated virtual communities, in which research, analysis and points of view are shared and debated via the Web. Each Knowledge Salon centers on an e-Business issue driven by a catalyst, such as a client inquiry, industry event or discussion among Giga analysts and advisors. A Giga senior analyst hosts each Knowledge Salon, and is responsible for keeping the content - including the growing body of Giga's e-Business research - fresh and up-to-date. In keeping with Giga's collaborative approach to research, Knowledge Salons will include a broad range of documents on topics critical to a full understanding of e-Business issues and technology interrelationships.

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

GIGA STRATEGY

     Giga's objective is to become a leading provider of e-Business advisory and
associated  consulting  services,   offering  a  significant   price/performance
advantage over its competitors. The key elements of Giga's strategy include:

     o Offering e-Business advisory and associated consulting service models based on e-Business needs. Giga has developed research and fulfillment models based on the premise that companies need issues-based integrated research, advisory and coaching services to succeed in the digital economy. Giga recognizes that business strategies and multiple technologies are closely tied together and therefore cannot be separated by arbitrary service divisions that force clients to subscribe to multiple services in order to gain the information/advice needed to make decisions.

     o Utilizing and Enhancing its Price/Performance Advantage. Giga intends to use its price/performance advantage to increase the range of companies that can afford its services and to allow customers to offer Giga's content to a wider group of employees than has been affordable with competitors' products.

     o Leveraging Existing Customer Base. Giga's services are used by over 1,300 client organizations worldwide. Giga intends to expand its Advisory customer relationships by providing additional services, such as ePractices services, Web Site ScoreCard and Advisory Consulting. In addition, Giga is focused on increasing the number of Advisory Service subscribers within each customer's organization.

     o Using new products and services to create growth opportunities. New products, such as Total Economic Impact, an analytical tool that enables organizations to determine the value of their information technology programs, enable Giga to attract and retain customers that may not be considering Advisory Services. Using new services, Giga can create additional relationships that provide an opportunity to sell additional services.

     o Creating new distribution channels for research content. Giga is exploring distribution partnerships to increase visibility for Giga's e-Business expertise and to generate revenue.

     o Capitalizing on Worldwide Distribution. Giga has entered into agreements with distributors located in the Asia/Pacific region, Europe and South America, and intends to pursue additional international distribution arrangements.

PRODUCTS AND SERVICES

     Giga's four principal products and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices, (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with Giga's analysts and advisors.

     Giga's principal products, Advisory Service and ePractices, are typically sold as annual contracts that renew automatically unless the customer cancels the subscription. Giga's experience has been that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"). Giga prices its services in a manner designed to be competitive in the marketplace. A typical Advisory Service contract currently has an Annualized Value of approximately $50,000 and a typical ePractices contract currently has an Annualized Value of approximately $25,000. Giga defines Annualized Value ("AV") as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time. Giga's events and conferences are typically attended by Giga clients and non-clients for a nominal registration fee. Giga's Web Site ScoreCard is sold on a project basis, with initial analysis and recommendations followed up by a second review after six months. The average Web Site ScoreCard contract is approximately $42,000.

Advisory Service

     Giga's Advisory Service is a unique, single-service plan that eliminates the client's frustration of having to choose among numerous IT advisory services within the same organization. It examines specific technologies, products and solutions in the context of their implications and impact on other technologies and on the business. The results are strategic and tactical analysis, perspectives and recommendations.

     Within this unified service, Giga covers a broad range of competencies, grouped into ten core disciplines:

     o    Mobile and Security

     o    Management and Organization

     o    IT Consulting and Outsourcing Services

     o    IT Computing Infrastructures

     o    Communications Infrastructures

     o    eBusiness Back Office

     o    eBusiness Front Office

     o    Software Development Processes and Tools

     o    Software Infrastructure and Architecture

     o    Information and Knowledge Management

     Giga's flexible, integrated approach provides clients with strategic and practical e-Business recommendations at what Giga believes is a superior price/performance ratio. By offering unlimited access to virtually all Giga content and Giga analysts, as well as immediate access to ExperNet, a Giga Advisory membership can help a client's management team make better-informed business and technical decisions.

     Giga's Research Process

     To effectively meet client needs for Advisory Services on technology and e-Business, Giga's research is driven by catalysts such as client inquiries, external events and trends, as well as analyst insight, and remains focused on the economic, technical and managerial forces shaping the evolution of e-Business. This research, the objectivity of which is supported through a published Objectivity Statement unique to

Giga, is used by Giga analysts to provide clients with both strategic and tactical analysis and recommendations. The result is information that is practical rather than a collection of analytical "sound bites."

     Giga analysts provide action-oriented recommendations that focus on the here and now, not just longer-term strategic views. Giga's collaborative research process allows Giga analysts to advise on the cause and effect of those recommendations, thus allowing more effective decision-making by its clients.

     As of December 31, 2000, Giga employed approximately 91 research professionals and plans to hire additional research staff, as needed. Giga's principal research offices are located in Cambridge, Massachusetts, Norwalk, Connecticut and Santa Clara, California. Giga's analysts average 19 years of experience with backgrounds ranging from consulting to vendor and user professional positions.

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

ePractices

     Giga's ePractices offering represents a method of working with clients that is unique among research, advisory and consulting firms. The ePractices service provides market-tested insight designed to help organizations make the most of opportunities offered by e-Business. Clients can leverage the experience and knowledge of Giga's advisors, who are seasoned IT practitioners, with the successful and innovative e-Business techniques of leading companies worldwide.

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

     o    Development of an e-Business "vision" & process architecture

     o    Organizational plan to fulfill the e-Business strategy

     o    Plan for building e-Business applications

     o    Security and infrastructure plan to support e-Business initiatives

Events and Conferences

     Giga's e-Business events and conference series is designed to inform and inspire today's IT and business executives as they drive their organizations forward in the e-Business world. To successfully manage and implement e-Business requires a holistic approach with technology at the center of business strategy
- - an approach reflected in Giga's unique collaborative Advisory offering and one that forms the foundation of its events.

     The e-Business conference series focuses on the specific strategy, management and technology challenges of operating an e-Business in the global digital economy, and covers applications, infrastructures, connectivity and mobility, customer management, IT and business alignment, emerging technologies and organizational issues.

     Giga's flagship annual conference, Giga World IT Forum, held both in the United States and in Europe, provides unique opportunities for Giga clients and other attendees to interact closely with Giga analysts, advisors and guest faculty.

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

GigaWeb and Other Delivery Mechanisms

     GigaWeb provides Giga clients with an interactive online destination for immediate access to original research and analysis as well as external IT and business news. A customized virtual office provides an intuitive layout, powerful agent-assisted search engine, and daily notifications of new content through personalized saved searches called Gigabots(R). Giga believes GigaWeb is the industry's most direct and comprehensive channel to IT and e-Business information.

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

     Giga's Customer Advocacy Group is an added benefit that clients receive with their Advisory Services. Client Care associates are dedicated to assisting clients with support and training and satisfaction issues. Customer Relations Specialists engage clients through proactive outbound calls - enhancing their use of existing services, increasing the value of their memberships and improving their overall satisfaction. Customer Relations Specialists periodically review usage by all clients to help clients maximize their return on their research investment. This program also provides Giga with valuable feedback that helps Giga continuously improve its services. Giga also offers select clients a complimentary Field Analyst who is dedicated to facilitating their interaction with Giga's analyst community. The Field Analyst serves as the client's day-to-day proactive connection to Giga, providing improved access to Giga resources.

SALES AND MARKETING

     Since its inception, Giga has made substantial investments in sales and marketing to sell its services, address additional markets and support its growing customer base. Giga sells its services through a direct sales force located in the United States, Canada, United Kingdom, Germany and Denmark. As of December 31, 2000, Giga had 67 North American field sales representatives and 16 field sales representatives serving Europe. All Giga sales representatives participate in Giga's annual sales compensation plan. Commissions are paid monthly based upon attainment of quotas versus established quotas. Additional bonuses and other incentives are paid for meeting and/or exceeding certain established targets and for special promotions. Giga's internal marketing organization, primarily located in Giga's Cambridge, Massachusetts and Norwell, Massachusetts facilities, provides public relations, lead generation, direct mail support and other related services.

     Giga also sells its services through independent representatives in Israel, Korea, Argentina, Brazil, India, Hong Kong, Australia, and Japan. These representatives are compensated based on the net new annualized value of the contracts generated by them. Giga also resells its services through GigaGroup S.A., located in Paris, France. This entity was formerly known as Giga Information Group S.A., a wholly-owned subsidiary of Giga. Independent representatives are involved in other activities related to IT technology, mainly consulting, but they do not represent any products or perform any services that conflict with Giga's services. To date, revenues from these representatives have been insignificant.

     Giga has over 1,300 enterprises as clients. No single customer accounted for over 10% of Giga's revenues for the years ended December 31, 2000, 1999, and 1998.

COMPETITION

     Giga competes in the IT market directly with other independent providers of research, advisory and consulting services, including Gartner Group, META Group, Inc. and Forrester Research Inc., and the internal planning, research and marketing staffs of corporations and IT vendors. Giga also competes with other information providers, including market research firms, "Big Five" accounting firms, consulting firms and systems integrators. Many of Giga's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than Giga. Some of Giga's direct and indirect competitors also have established research organizations with greater market recognition and experience in the IT industry.

EMPLOYEES

     As of December 31, 2000, Giga employed 375 persons, including 149 in research and research support, 21 in events and conferences, 130 in sales and marketing, 9 in research and development and 66 in administration. Of such employees, 95 are located in Giga's Norwell facility, 67 are located in Giga's Cambridge headquarters, 100 are located in Giga's other domestic facilities, 63 are located internationally and 50 work from their homes. None of Giga's employees are represented by a collective bargaining arrangement and Giga believes its relationship with its employees is good.

TRADEMARKS

     GiGa Giga Information Group (and design)(R), Giga Advisory Service(R), GigaWeb(R), Gigabots(R), GigaTel(R), GigaNotes(R) and ePractices(R) are registered trademarks of Giga. Giga uses several trademarks, including eKnowledge(TM), eGiga(TM), Knowledge Salons(TM), Web Site ScoreCard(TM), T.E.I. (Total Economic Impact) (TM), GigaWorld IT Forum(TM), IntraGiga(TM), IdeaBytes(TM), ExperNet(TM), GigaConsulting(TM), and Executive Advisor(TM). All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Item 2. Properties.

     Giga's headquarters are located in Cambridge, Massachusetts and consist of approximately 16,000 square feet. This facility and approximately 27,000 square feet in its Norwell, Massachusetts facility together accommodate corporate administration, research, analysis and advisory, marketing and sales and customer support. The lease on the Cambridge facility expires in August 2005 and the lease on the Norwell facility expires in May 2006. Giga also leases office space for its research, and sales and marketing efforts in seven other U.S. and two primary international locations. Giga believes that additional facilities will be available in the future on commercially reasonable terms to meet future needs. See Note 12 to the Consolidated Financial Statements - Commitments and Contingent Liabilities: Lease Commitments.

Item 3. Legal Proceedings.

     Giga Media BV, the owner of a Benelux trademark registration for the trademark GIGA MEDIA, filed a lawsuit (docket number 81567 AL/98-509HH) on March 12, 1998 against Giga alleging trademark infringement, and requesting a court order requiring Giga to use an alternative trademark to Giga Information Group in the Netherlands. The matter is pending before the Cantonal Judge at Haarlem, the Netherlands. Although Giga is contesting this lawsuit, there can be no assurance that it will result in a decision that is favorable to Giga.

     In addition to the proceeding described above, Giga from time to time is involved in certain other litigation arising in the normal course of its business. Giga does not believe that any such litigation, alone or in the aggregate, would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of Giga

     The following table sets forth certain information as of March 16, 2001 concerning the executive officers of Giga.

Name                      Age    Position
- ----                      ---    --------

Robert K. Weiler           50    Chairman of the Board of Directors, President
                                 and Chief Executive Officer

Daniel M. Clarke           54    Senior Vice President, Chief Financial Officer,
                                 Treasurer and Secretary

Daniel R. Mahoney          52    Senior Vice President, Research

Jean-Michel Six, Ph.D.     48    Senior Vice President, Worldwide Sales and
                                 Marketing

     Mr. Weiler was named President and Chief Executive Officer of Giga in May 1999, and assumed full-time duties in August 1999. He was elected Chairman of the Board of Directors in October 1999. Prior to joining Giga, he was President and Chief Executive Officer of Eastman Software (formerly Wang Software). From January 1991 to December 1995, he served as Senior Vice President, Worldwide Sales & Marketing, Service & Support for Lotus Development Corp. From October 1988 to January 1991, he was President and Chief Operating Officer of Interleaf, Inc., a hardware and electronic publishing /document management software company. From August 1986 to September 1987, Mr. Weiler served as Executive Vice President, Worldwide Sales & Marketing for Cullinet Software. He was appointed President and

Chief Executive Officer in August 1987 and served in that capacity until September 1988. From August 1985 to 1986, Mr. Weiler was CEO and President of Distribution Management Systems, an application software company acquired by Cullinet. From 1976 to 1985, Mr. Weiler served in a variety of management positions for McCormack and Dodge, a privately held software company until purchased by Dunn & Bradstreet Software in 1983. Mr. Weiler holds a B. A. degree form Saint Anselm College.

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

     Mr. Mahoney has served as Senior Vice President, Research since February 2000. He served as Vice President, Managing Research Executive from July 1997 to February 2000. From June 1996 to July 1997, Mr. Mahoney was Vice President and General Manager at Intranet Partners, a startup consultancy that focused on the business use of Internet technologies. From April 1995 to February 1996, Mr. Mahoney was Vice President and General Manager of Dataquest North America where he was responsible for the analysis, sales and marketing for North American business. From 1994 to 1995, Mr. Mahoney was the Director of Systems Development for Household Credit Services, the credit-card division of Household International and one of the top five credit-card companies in the world. From 1969 to 1994, Mr. Mahoney held a variety of management, marketing and development positions at IBM. Mr. Mahoney holds a B.A. in mathematics from Marist College and has done advanced degree work in computer science at New York University and in the M.B.A. program at Santa Clara University, California.

     Dr. Six was appointed Senior Vice President, Worldwide Sales and Marketing in January 2001. He served as Vice President, International from April 2000 to January 2001. From 1998 to March 2000, Dr. Six was a principal and consultant with Global Partners, Inc., a business development firm that specializes in information technology, financial services and healthcare. From 1993 to 1997, Dr. Six was Group Vice President, Business Development and Sales, and from 1987 to 1993 he was Vice President, International at Standard and Poor's DRI. He holds a Ph.D. in Economics and a M.A. in English Literature from the University of Paris and has completed studies at McGraw-Hill's Senior Management School, in partnership with Harvard University.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     From July 30, 1998 through January 4, 2001, Giga's common stock was listed for trading on the Nasdaq Stock Market(R) National Market ("Nasdaq") under the symbol "GIGX". From January 5, 2001 through March 22, 2001, Giga's common stock was listed for trading on the Nasdaq SmallCap Market. As of March 23, 2001, Giga's common stock has been listed for trading on the OTC Bulletin Board (see Management's Discussion and Analysis of Financial Condition and Results of Operations). Prior to July 30, 1998 there was no established public trading market for Giga's common stock.

     The following table sets forth the high and low sales prices as reported by Nasdaq for each quarterly fiscal period during the fiscal years ended December 31, 2000 and December 31, 1999.

                                             Fiscal Year 2000       Fiscal Year 1999
                                           -------------------    -------------------
                                             High        Low        High        Low
                                           --------   --------    --------   --------
First Quarter ended March 31...........    $ 11.375   $  4.250    $   7.00   $  2.938
Second Quarter ended June 30...........    $  9.250   $  4.875    $  5.375   $  3.000
Third Quarter ended September 30.......    $  8.250   $  4.063    $  7.000   $  4.063
Fourth Quarter ended December 31.......    $  6.188   $  2.563    $  7.500   $  2.656

     As of March 20, 2001, there were approximately 192 holders of record (1,373 beneficial owners) of Giga's common stock.

     As of December 31, 2000, Giga had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future.


Item 6. Selected Consolidated Financial Data.

     The following table summarizes recent financial information for Giga. For further information, refer to Part II, Item 8. Consolidated Financial Statements and Supplementary Data.

                          GIGA INFORMATION GROUP, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (in thousands, except share and per share data)

                                                                                        Year Ended
                                                       ----------------------------------------------------------------------------
                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                       ------------    ------------    ------------    ------------    ------------
Consolidated Statement of Operations Data:
Revenues:
  Research, advisory and consulting ................   $     61,737    $     46,621    $     32,602    $     15,438    $      6,380
  Other, principally events ........................          6,986           5,880           6,157           4,221           3,758
                                                       ------------    ------------    ------------    ------------    ------------
        Total revenues .............................         68,723          52,501          38,759          19,659          10,138

- -----------------------------------------------------------------------------------------------------------------------------------

  Loss from continuing operations before
    income taxes ...................................         (8,257)        (17,266)        (17,985)        (23,771)        (23,193)
  Income tax (benefit)/provision ...................            (25)             62              36            (641)           (491)
                                                       ------------    ------------    ------------    ------------    ------------
  Loss from continuing operations ..................         (8,232)        (17,328)        (18,021)        (23,130)        (22,702)
                                                       ------------    ------------    ------------    ------------    ------------
  Income/(loss) from discontinued operations .......             --              --              --           1,313          (2,688)
                                                       ------------    ------------    ------------    ------------    ------------
  Loss before extraordinary item ...................         (8,232)        (17,328)        (18,021)        (21,817)        (25,390)
                                                       ------------    ------------    ------------    ------------    ------------
  Extraordinary item, net of tax effect ............             --              --            (707)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss ...........................................   $     (8,232)   $    (17,328)   $    (18,728)   $    (21,817)   $    (25,390)
                                                       ============    ============    ============    ============    ============

- -----------------------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share (1):
Historical results per common and common
  equivalent share (basic and diluted):
    Loss from continuing operations ................   $      (0.80)   $      (1.73)   $      (3.36)   $     (11.16)   $     (11.21)
    Income/(loss) from discontinued operations .....             --              --              --            0.63           (1.33)
    Extraordinary item, net of tax effect ..........             --              --           (0.13)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net loss .......................................   $      (0.80)   $      (1.73)   $      (3.49)   $     (10.53)   $     (12.54)
                                                       ============    ============    ============    ============    ============
Historical weighted average common and
  common equivalent shares outstanding: ............     10,270,695       9,999,737       5,365,202       2,072,837       2,024,771
                                                       ============    ============    ============    ============    ============
- -----------------------------------------------------------------------------------------------------------------------------------

(1) All share and per share amounts have been adjusted for the one-for-three reverse stock split effective July 29, 1998.

                          GIGA INFORMATION GROUP, INC.
                SELECTED CONSOLIDATED FINANCIAL DATA - continued
                                 (in thousands)


                                                                     ---------------------------------------------------------------
                                                                                                December 31,
                                                                     ---------------------------------------------------------------
                                                                       2000          1999          1998         1997          1996
                                                                     --------      --------      --------     --------      --------
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities ..............     $  1,640      $  5,866      $ 21,038     $  3,521      $  8,286
Restricted cash ................................................          620           300            --           --            --
Accounts receivable, billed and unbilled, net ..................       26,549        26,173        19,623       13,688         5,276
Pledged accounts receivable ....................................        1,717            --            --           --            --
Other current assets ...........................................        6,052         5,174         4,772        3,753         1,753
                                                                     --------      --------      --------     --------      --------
        Total current assets ...................................       36,578        37,513        45,433       20,962        15,315

Property and equipment, net, intangibles, net, and
  other assets .................................................        7,706         6,682         3,780        2,061         4,364
                                                                     --------      --------      --------     --------      --------
Total assets ...................................................     $ 44,284      $ 44,195      $ 49,213     $ 23,023      $ 19,679
                                                                     ========      ========      ========     ========      ========

Current portion of long-term obligations .......................     $  1,489      $    527      $    461     $  1,526      $     --
Deferred revenues ..............................................       39,234        37,817        29,162       20,604         6,832
Other current liabilities ......................................       14,006        11,668         9,432        9,046         8,363
                                                                     --------      --------      --------     --------      --------
        Total current liabilities ..............................       54,729        50,012        39,055       31,176        15,195

Long-term obligations, less current portion ....................        1,097           569           752          937         1,511
Net liabilities of discontinued operations,
  non-current ..................................................           --            --            --           --         1,307
Total stockholders' equity (deficit) ...........................      (11,542)       (6,386)        9,406       (9,090)        1,666
                                                                     --------      --------      --------     --------      --------
Total liabilities and stockholders' equity (deficit) ...........     $ 44,284      $ 44,195      $ 49,213     $ 23,023      $ 19,679
                                                                     ========      ========      ========     ========      ========
- ------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect Giga's current expectations concerning future events and results. Giga generally uses the words "believes", "expects", "intends", "plans", "anticipates", "likely", "will" and similar expressions to identify forward-looking statements. Such forward looking statements, including those concerning Giga's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond Giga's control, which may cause Giga's actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of Giga, specific consideration should be given to various factors including the following: Giga's prior history of losses; Giga's need to attract and retain qualified personnel; Giga's dependence on sales and renewals of subscription-based services; Giga's ability to achieve and sustain high renewal rates; Giga's ability to manage and sustain growth; Giga's future capital needs and the risks of working capital deficiency; Giga's dependence on key personnel; competition from other companies including those with greater resources than Giga; the risks associated with the development of new services and products; the potential for significant fluctuations in quarterly operating results; continued market acceptance and demand for Giga services; uncertainties relating to proprietary rights; Giga's dependence on the Internet infrastructure; the risk of system failure; the risks related to content; and the risks associated with international operations. In evaluating such forward looking statements, as well as the future prospects of Giga, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K.

ORGANIZATION OF THE COMPANY AND FINANCIAL STATEMENT PRESENTATION

     Giga was organized on March 17, 1995. In April 1995, Giga acquired BIS as part of its strategic plan to accelerate the development of its business and to obtain the marketing, sales and other corporate infrastructures and certain personnel of BIS. In July 1995, Giga acquired a majority equity interest in ExperNet, which was owned by Gideon I. Gartner and David L. Gilmour, each currently a director and an officer of Giga at that time. In December 1995, Giga acquired the remaining equity interest in ExperNet.

     The acquisition of BIS was accounted for under the purchase method; accordingly, acquired assets were recorded at their estimated fair values and related goodwill of approximately $3.1 million was also recorded and was amortized over two years. The acquisition of ExperNet was also accounted for as a purchase with the related goodwill of approximately $1.4 million amortized over five years. In 1997, the unamortized portion of the goodwill relating to the ExperNet acquisition of $1.0 million was written off, resulting in a charge to amortization expense.

     In June 1996, Giga discontinued the BIS market research business. Giga continues to generate revenues from the events and conferences businesses acquired as part of the acquisition of BIS, which are reflected in the statements of operations as Other, principally events. As a result of discontinuing the BIS market research business, Giga recorded a charge, net of taxes, of approximately $2.3 million in the year ended December 31, 1996. Giga entered into agreements with two unrelated parties, which have assumed responsibility for fulfillment of Giga's obligations to former BIS customers in exchange for a share of the deferred revenues recorded by Giga with respect to such customers. In 1997, Giga recorded a gain of approximately $1.1 million comprised mainly of a reversal of the provision for future lease commitments and related expenses for two facilities in England and the provision established for refunds to potentially dissatisfied customers. Giga does not consider the historical results of BIS operations, which have been discontinued, to be meaningful or indicative of its future results of operations.

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

     Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its ePractices services. Advisory Consulting was introduced in September 1997. Giga's Events and Conferences product line was acquired with the acquisition of BIS in April 1995. Giga's Web Site ScoreCard offering was launched in the third quarter of 1999. For financial reporting purposes, revenues from (i) Advisory Service, ePractices services, Advisory Consulting, and Web Site ScoreCard are aggregated into Research, advisory and consulting and (ii) Events and Conferences are aggregated into Other, principally events.

     Giga's principal products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed quarterly or monthly. Amounts received in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Revenues from project consulting and Web Site ScoreCard are recognized as such services are performed. Revenues from events are recognized as they occur. Unbilled receivables are primarily generated as a result of contractual extended billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned. With the consistent application of these accounting policies as well as growth in contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

     Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly-owned subsidiaries in the United Kingdom and Germany. These subsidiaries manage direct sales personnel in other countries in the European Community as well. In Canada, Giga utilizes a full-scale sales force and provides business support to these salespersons through its operations in the United States. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga, called Giga Information Group S.A. As a result of issuing shares of Giga Information Group S.A. to new investing parties, Giga's ownership of Giga Information Group S.A. decreased from 100% to 19.9%. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the
British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga also markets its services in Israel, Korea, Argentina, Brazil, Australia, India, Hong Kong and Japan through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

     Giga believes that a leading measure of the volume of its business is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At December 31, 2000, Revenue Run Rate increased 18% to $76.2 million from $64.5 million at December 31, 1999. Annualized Value at December 31, 2000 increased 17% to $67.3 million from $57.5 million at December 31, 1999, while Annualized Value per client remained constant at $51,000 at December 31, 2000 and December 31, 1999. The percent growth rate of AV declined in 2000 when compared to 1999, in part due to increases in the AV base in prior years. Also, in the latter half of 2000, Giga believes new opportunities were postponed in response to economic uncertainties and recessionary fears. The decline in business from new customers was offset by upgrades to existing customer contracts. Price pressure has continued into 2001 as Giga's competitors have adjusted their prices in response to what Giga believes is the superior value of its services.

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

     Giga's  operating  expenses  consist  of  cost  of  services,  selling  and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting and other services. These direct costs include personnel expenses for analysts and other personnel, direct expenses for events and conferences, royalties to third party information providers and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and expensed as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the administrative functions of Giga.

     In February 2000, Giga announced its plan to restructure its events and conferences business and to consolidate operations in its Watford, U.K. and Windsor U.K. locations into one common facility. Approximately $53,000 was recorded as cost of services and $17,000 was recorded as sales and marketing expenses in association with the restructuring of Giga's events and conferences business. Approximately $68,000 was recorded as cost of services, $67,000 was recorded as sales and marketing expenses and $49,000 was recorded as general and administrative expenses in association with the consolidation of locations in the United Kingdom. As of December 31, 2000, a total of $147,000 has been paid against these liabilities. See Note 4 to the Consolidated Financial Statements.

     On September 6, 2000, Giga Information Group S.A., Giga's former wholly-owned subsidiary in Paris, France that sold and marketed research, advisory and consulting services in France, Belgium, Luxembourg and Switzerland, issued 482,484 shares of common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. As a result of this transaction, Giga's ownership of Giga Information Group S.A. decreased from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its accounts are no longer included in the consolidated financial results of Giga. See Note 3 to the Consolidated Financial Statements.

     Since its inception, Giga has incurred substantial costs to develop its services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga has incurred substantial tax loss carryforwards since its inception, and acquired tax loss carryforwards with its acquisition of BIS, all of which totaled approximately $81.1 million in the aggregate at December 31, 2000. Due to the magnitude of these existing tax loss carryforwards and the substantial uncertainties associated with its business, Giga is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues:

                                                     2000       1999       1998
                                                     ----       ----       ----
Revenues:
  Research, advisory and consulting .............     90%        89%        84%
  Other, principally events .....................     10%        11%        16%
                                                     ---        ---        ---
      Total revenues ............................    100%       100%       100%
                                                     ===        ===        ===

Costs and expenses:
  Cost of services...............................     44%        50%        52%
  Sales and marketing ...........................     47%        57%        69%
  Research and development ......................      3%         4%         3%
  General and administrative ....................     14%        17%        18%
  Depreciation and amortization .................      4%         4%         4%
                                                     ---        ---        ---
      Total costs and expenses ..................    112%       132%       146%
                                                     ===        ===        ===

Loss from operations ............................    (12%)      (32%)      (46%)

Interest income .................................     --          1%         2%
Interest expense ................................     --         --          3%
Foreign exchange (loss)/gain ....................     --         (2%)        1%
                                                     ---        ---        ---

  Loss from operations before income taxes ......    (12%)      (33%)      (46%)
Income tax (benefit)/provision ..................     --         --         --
                                                     ---        ---        ---

  Loss before extraordinary item ................    (12%)      (33%)      (46%)

  Extraordinary item, net of tax effect .........     --         --         (2%)
                                                     ---        ---        ---

Net loss ........................................    (12%)      (33%)      (48%)
                                                     ===        ===        ===

     In general, the decreases in the various operating expenses as a percentage of total revenues are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

FOR THE YEAR ENDED DECEMBER 31, 2000 VERSUS THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues increased 31% to $68.7 million in 2000 from $52.5 million in 1999. The increase in total revenues was primarily due to the increase in revenues from Research, advisory and consulting.

     Revenues from Research, advisory and consulting increased 32% to $61.7 million, or 90% of total revenues, in 2000 from $46.6 million, or 89% of total revenues, in 1999. The increase in these revenues was primarily due to growing market acceptance of Giga's services as evidenced by a 31% increase in Annualized Value in 1999, which serves as a base for 2000 revenues and revenue growth in international markets.

     Other revenues increased 19% to $7.0 million, or 10% of total revenues, in 2000 from $5.9 million, or 11% of total revenues, in 1999. The increase was generally due to increased revenues for events sponsorships.

     Cost of Services. Cost of services increased 17% to $30.5 million in 2000 from $26.2 million in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support its increased customer base and Giga's Web Site ScoreCard product introduced in the fourth quarter of 1999. These increased costs were partially offset by lower costs to produce events and conferences. Cost of services as a percentage of revenues decreased to 44% in 2000 compared to 50% in 1999, primarily due to leveraging these costs over increased revenues.

     Sales and marketing. Sales and marketing expenses increased 7% to $32.3 million in 2000 from $30.2 million in 1999. The increase was principally due to increased training and commission costs for the sales force and costs for dedicated client care and content partnering groups, which were established late in 1999. Sales and marketing as a percentage of revenues decreased to 47% in 2000 compared to 57% in 1999, primarily due to leveraging these costs over increased revenues.

     Research and development. Research and development expenses increased 5% to $2.2 million in 2000 from $2.1 million in 1999. The increase was primarily due to increased personnel costs offset by decreased consulting costs due to completing the development of GigaWeb 3.0 in the first quarter of 2000.

     General and administrative. General and administrative expenses remained constant at $9.1 million in 2000 and 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased 54% to $2.9 million in 2000 from $1.9 million in 1999. The increase was primarily due to increased amortization costs for customer relationship management and financial systems deployed in the fourth quarter of 1999. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

     Interest income and expense. Interest income decreased 65% to $243,000 in 2000 from $703,000 in 1999 due to lower cash balances available for investment. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of approximately $101,000. This credit net of interest charges in 2000 resulted in a net credit to interest expense of $20,000 in 2000. Interest expense of $204,000 for equipment leases was recorded in 1999.

     Foreign exchange loss. Foreign exchange losses recorded in 2000 were $231,000 compared to losses of $768,000 in 1999, due primarily to the weakening in the major European currencies.

FOR THE YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Total revenues increased 35% to $52.5 million in 1999 from $38.8 million in 1998. The increase in total revenues was primarily due to the increase in revenues from Research, advisory and consulting revenues.

     Revenues from Research, advisory and consulting increased 43% to $46.6 million, or 89% of total revenues, in 1999 from $32.6 million, or 84% of total revenues, in 1998. The increase in revenues was primarily due to growing market acceptance of Giga's services as evidenced by a 65% increase in Annualized Value in 1998, which serves as a base for 1999 revenues, the increase in the average installed value per client from $46,000 at December 31, 1998 to $51,100 at December 31, 1999, and revenue growth in international markets.

     Other revenues decreased 4% to $5.9 million, or 11% of total revenues, in 1999 from $6.2 million, or 16% of total revenues, in 1998. The decrease was generally due to decreased revenues for events sponsorships, since fewer events were held in 1999.

     Cost of services. Cost of services increased 30% to $26.2 million in 1999 from $20.2 million in 1998. The increase in costs was primarily due to the expansion of analyst staff to support a larger customer base and increased costs to support increased attendance at and enhancement of GigaWorld IT Forum, and other Giga conferences.

     Sales and marketing. Sales and marketing expenses increased 12% to $30.2 million in 1999 from $26.9 million in 1998. The increase was principally due to higher personnel expenses, higher sales commissions, a full year's expense for the field analyst program established late in the third quarter of 1998, higher business travel expenses due to changes in sales territories and increased facilities costs for new sales offices.

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

     Interest income and expense. Interest income decreased slightly to $703,000 in 1999 from $736,000 in 1998. Cash balances available for investment in 1999 decreased throughout the year, while cash balances available for investment in 1998, particularly in the third and fourth quarters, were significantly higher resulting from cash proceeds received from the Offering. Interest expense on notes payable and long-term equipment financing decreased to $204,000 in 1999 from $1.3 million in 1998 due to lower outstanding principal balances on equipment leases and repayment of $10.0 million in notes payable ("Bridge Notes") in August 1998. The Bridge Notes were originally issued in April 1998 pursuant to the terms of the Loan and Warrant Purchase Agreement for bridge financing prior to the Offering (see discussion of the extraordinary item below).

     Foreign exchange gain/(loss). Foreign exchange losses recorded in 1999 were $768,000, versus gains of $306,000 in 1998 due primarily to unrealized transaction losses caused by weakening of the German Mark, the French Franc and the British Pound versus the U.S. Dollar.

     Extraordinary Item. An extraordinary non-cash charge of $707,000, net of taxes of $0, was recorded in the quarter ended September 30, 1998 for accelerated accretion of the discount recorded to the Bridge Notes resulting from the fair market valuation of common stock warrants issued in conjunction with the Bridge Notes. The accretion was accelerated from future periods as a result of retiring the Bridge Notes upon completion of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to August 1998, Giga funded its operations primarily through the private placement of equity securities and borrowings under promissory notes. Giga received aggregate net proceeds of $42.4 million from the private placement of equity securities since its inception, including $1.9 million (net of issuance costs of $81,000) from the private placement of Series D Convertible Preferred Stock and associated Series D warrants in April and May 1998. In April 1998, Giga also issued the Bridge Notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 166,666 shares of common stock at an exercise price of $3.00 per share. The Bridge Notes were issued at a stated interest rate of 12% per annum. The outstanding principal and interest on the Bridge Notes became due and payable upon the consummation of the Offering. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock were exercised for a cash total of $37,998, at an exercise price of $3.00 per share. On January 28, 2000 and August 2, 2000, warrants to purchase a total of 41,999 shares of common stock were exercised for cash of $125,997 at an exercise price of $3.00 per share. These warrants were originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes.

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

     At December 31, 2000, Giga had cash and cash equivalents of $1.6 million. During the year ended December 31, 2000, Giga's capital expenditures totaled approximately $2.8 million, primarily for computer equipment and applications software. Giga expects that additional purchases of computer equipment will be made as Giga's employee base and customer base grows. As of December 31, 2000, Giga had entered into an agreement for customization, support and hosting of certain software applications. The total cost of this arrangement is currently estimated at $1.3 million for fiscal year 2001. Except for this agreement, Giga does not currently expect the rate of capital spending to vary significantly through the end of 2001.

     Net cash used in operating activities was approximately $3.3 million for the year ended December 31, 2000 compared with $9.9 million for the year ended December 31, 1999. This decrease was due principally to a lower net loss in 2000, an increase in depreciation and amortization, and changes in various balance sheet accounts, particularly billed and unbilled accounts receivable and accounts payable and accrued liabilities.

     Net cash used in investing activities was approximately $2.6 million for the year ended December 31, 2000 compared to net cash provided by investing activities of approximately $1.1 million for the year ended December 31, 1999. The net cash used in investing activities was primarily due to purchases of capital equipment, a decrease in proceeds from maturities of marketable securities, and an increase in restricted cash. In addition, $284,000 of cash was transferred to GigaGroup S.A. due to the reduction of Giga's ownership interest in this entity to 19.9% and the resultant deconsolidation of its financial results.

     Net cash provided by financing activities was approximately $2.2 million for the year ended December 31, 2000 compared to net cash used by financing activities of approximately $129,000 for the year ended December 31, 1999. Net cash provided by financing activities was primarily due to $1.3 million of proceeds from exercises of stock options and warrants and issuance of Employee Stock Purchase

Plan shares and approximately $1.4 million in net proceeds from short-term borrowings on the Accounts Receivable Financing Agreement described below.

     Giga has spent substantial amounts to date on capital and operating expenditures, which have contributed to an accumulated deficit of $95.2 million as of December 31, 2000. Furthermore, Giga expects capital and operating expenditures to increase due to numerous factors, including Giga's plans to increase marketing efforts for its services and to expand its international operations, to attract and retain qualified employees to support its customer base, to develop and market new services and products, and to continually enhance the GigaWeb system.

     Beginning in the third quarter of 1999, Giga undertook initiatives to reduce specific expense items and to reduce overall expense growth, as well as fund its operational cash needs. One such initiative was entered into in April 2000 when Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which Giga can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 1.5 percent. The bank charges a monthly collateral handling fee of 0.375 percent on the average daily financed receivable balance outstanding. As of December 31, 2000, Giga pledged approximately $3,427,000 of accounts receivable as collateral and received proceeds of approximately $2,742,000 pursuant to the Financing Agreement. Giga repaid approximately $1,390,000 leaving an outstanding balance of approximately $1,352,000 and approximately $3,648,000 of unused line of credit as of December 31, 2000. Giga is subject to various covenants under the Financing Agreement, the most restrictive of which requires total revenues to increase on a quarterly basis year to year. Giga received a waiver from its lender addressing the deficiency as of December 31, 2000 and has made subsequent borrowings. Subsequent to December 31, 2000, Giga pledged approximately $4,164,000 of accounts receivable as collateral and received proceeds of approximately $3,331,000. Giga repaid the entire outstanding balance, leaving $5.0 million of unused line of credit, as of March 30, 2001. In connection with the Financing Agreement, Giga issued warrants to purchase 24,000 shares of common stock. The warrants are exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. As of December 31, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which was recorded as deferred financing costs, included in prepaid expenses and other current assets. As of December 31, 2000, Giga recognized charges of approximately $62,000 for the amortization of the financing costs.

     As of March 26, 2001, Giga and its lender executed a letter of intent to renew its Financing Agreement for one year with favorable terms. This arrangement is subject to the completion of due diligence by the lender and the execution of various legal documents.

     Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations net of the repayment of debt as it comes due, and its available Financing Agreement will be sufficient to fund Giga's cash needs at least through the first fiscal quarter of 2002. However, in the event that Giga encounters difficulties in collecting accounts receivable or collecting unbilled accounts receivable generated as a result of contractual extended billing terms, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, Giga might require additional working capital. If necessary, Giga will consider various sources of additional financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.

     On January 4, 2001, Giga announced that the listing of its common stock would be transferred to the Nasdaq SmallCap Market from the National Market effective with the open of business on January 5, 2001. Giga was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market. On March 23, 2001, Giga announced that the listing of its common stock was transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market effective with the open of business on March 23, 2001. The listing of Giga's common stock was transferred to the OTC Bulletin Board because Giga was not in compliance with the net tangible assets/market capitalization/net income requirement, including the minimum $35,000,000 market capitalization requirement (see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters).

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga anticipates that, due to its prior history of no use of derivative instruments and anticipated limited use of derivative instruments in the future, the adoption of SFAS No. 133 will not have a significant effect on Giga's financial position or its results of operations.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga's adoption of SAB 101 did not have a significant effect on its financial position or its results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga's adoption of FIN 44 did not have a significant effect on its financial position or its results of operations.

     In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site should be capitalized and that any subsequent updates should be expensed as incurred, unless the updates added functionality. EITF 00-02 became effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga's adoption of EITF 00-02 did not have a significant effect on its financial position or its results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Exposure

     Based on Giga's overall interest exposure at December 31, 2000, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

     Currency Rate Exposure

     The costs and expenses of Giga's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Giga's international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' equity (deficit). To the extent Giga expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Giga will be exposed to increased risk of currency fluctuation.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information required to be furnished pursuant to this item with respect to the Directors and Executive Officers of Giga will be set forth under the caption "Election of Directors" in Giga's definitive proxy statement (the "Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

     The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 11. Executive Compensation.

     The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required to be furnished pursuant to this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions.

     The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

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

(b)  Reports on Form 8-K

          Giga filed a Current Report on Form 8-K, dated October 19, 2000, pertaining to a press release announcing Giga's results of operations for the three and nine months ended September 30, 2000.

(c)  Exhibits

         Exhibit
         Number            Description of Documents

          3.1(1) Fifth Amended and Restated Certificate of Incorporation of the Registrant

          3.2(1)    Amended and Restated By-Laws of the Registrant

          3.3(12) Amendment No. 1 to the Amended and Restated By-Laws of the Registrant

          4(1) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant

          10.1(5)+ Employment Agreement dated December 24, 1998 between the Registrant and Gideon I. Gartner

          10.2(5) Consulting Agreement dated December 18, 1998 between the Registrant and Richard L. Crandall

          10.3(1) Non-competition Agreement dated November 13, 1995 between the Registrant and Gideon I. Gartner

          10.4(1) Lease dated October 31, 1995 between the Registrant and Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

          10.5* First Amendment, dated August 7, 2000, to the lease dated October 31, 1995, between the Registrant and One Kendall LLC, successor-in-interest to Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

          10.6(1) Lease dated October 6, 1987, as amended, between BIS Strategic Decisions,

                        Inc. and Charles A. Pesko, Jr. as Trustee of Longwater Circle Trust, with respect to the premises at One Longwater Circle

            10.7(1) Lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P., with respect to the premises at One Longwater Circle

            10.8* First Amendment, dated October 1, 2000, to the lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P., with respect to the premises at One Longwater Circle

            10.9(2)+ Giga Information Group, Inc. 1995 Stock Option/Stock Issuance Plan

            10.10(3)+   Giga Information Group, Inc. 1996 Stock Option Plan

            10.11(12)+  Amendment No. 1 to Giga Information Group, Inc. 1996
                        Stock Option Plan

            10.12(16)+  Amendment No. 2 to Giga Information Group, Inc. 1996
                        Stock Option Plan

            10.13(4)+   Giga Information Group, Inc. 1997 Director Option Plan

            10.14(14)+  Amendment No. 1 to Giga Information Group, Inc. 1997
                        Director Option Plan

            10.15(6)+   Employment Agreement, dated May 13, 1999, between Giga
                        Information Group, Inc. and Robert K. Weiler

            10.16(13)+  Letter Agreement effective as of October 26, 1999 between the Registrant and Robert K. Weiler providing for the deferral of year 2000 compensation

            10.17(7)+   Giga Information Group, Inc. 1999 Share Incentive Plan

            10.18(15)+  Amendment No. 1 to Giga Information Group, Inc. 1999
                        Share Incentive Plan

            10.19(16)+  Amendment No. 2 to Giga Information Group, Inc. 1999
                        Share Incentive Plan

            10.20(8) Giga Information Group, Inc. 1999 Employee Stock Purchase Plan

            10.21(9) Lease dated June 18, 1999 between the Registrant and The Linden Limited Partnership with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

            10.22* First Amendment, dated August 28, 2000, to the lease dated June 18, 1999, between the Registrant and The Linden Limited Partnership, with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

            10.23(9) Sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

            10.24* First Amendment, dated October 12, 2000, to the sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

            10.25(10)   Consulting Agreement dated as of August 23, 1999 between
                        the Registrant and John Landry

            10.26(11)   Rights Agreement dated as of February 18, 2000 between
                        Giga Information Group, Inc. and American Stock Transfer
                        & Trust Co., as Rights Agent. The Rights Agreement includes as Exhibit B the form of Right Certificate and as Exhibit C the form of Certificate of Designations

            10.27(12)   Accounts Receivable Financing Agreement, dated as of
                        April 7, 2000, between the Registrant and Silicon Valley
                        Bank, Specialty Finance Division

            10.28* Accounts Receivable Financing Modification Agreement, dated October 31, 2000, between the Registrant and Silicon Valley Bank

            11*         Statement re computation of earnings per share

            21*         Subsidiaries of the Registrant

            23*         Consent of PricewaterhouseCoopers LLP

- --------------------------------------------------------------------------------

            +           Management contract or compensatory plan or arrangement

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

            (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.

            (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.

            (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 31, 1999.

            (6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 17, 1999.

            (7) Incorporated by reference to Annex A to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

            (8) Incorporated by reference to Annex B to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

            (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 16, 1999.

            (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 15, 1999.

            (11) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.

            (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A, dated August 23, 2000.

            (13) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 30, 2000.

            (14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.

            (15) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.

            (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                   GIGA INFORMATION GROUP, INC.


                                   By: ROBERT K. WEILER
                                   --------------------------------------
                                   Robert K. Weiler
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Name                        Title                                 Date
      ----                        -----                                 ----

ROBERT K. WEILER          Chairman of the Board of Directors,     March 29, 2001
- ----------------------    President and CEO
Robert K. Weiler          (Principal Executive Officer)


DANIEL M. CLARKE          Senior Vice President, CFO,             March 29, 2001
- ----------------------    Secretary and Treasurer,
Daniel M. Clarke          (Principal Financial and
                          Accounting Officer)


GIDEON I. GARTNER         Director                                March 29, 2001
- ----------------------
Gideon I. Gartner


DAVID L. GILMOUR          Director                                March 29, 2001
- ----------------------
David L. Gilmour


A.G.W. BIDDLE III         Director                                March 29, 2001
- ----------------------
A. G. W. Biddle III


                          Director                                March 29, 2001
- ----------------------
Neill H. Brownstein


RICHARD L. CRANDALL       Director                                March 29, 2001
- ----------------------
Richard L. Crandall


BERNARD GOLDSTEIN         Director                                March 29, 2001
- ----------------------
Bernard Goldstein


JOHN B. LANDRY            Director                                March 29, 2001
- ----------------------
John B. Landry

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

GIGA INFORMATION GROUP, INC.:

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                   F-3

Consolidated Statements of Operations for the year ended
 December 31, 2000, 1999, and 1998                                          F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 for the year ended December 31, 2000, 1999, and 1998                       F-5

Consolidated Statements of Cash Flows for the year ended
 December 31, 2000, 1999, and 1998                                          F-7

Notes to Consolidated Financial Statements                                  F-8

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Giga Information Group, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Giga Information Group, Inc. and its subsidiaries ("the Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                    PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2001 (except for Note 21,
as to which the date is March 26, 2001)

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                        December 31,
                                                                                  -----------------------
                                                                                    2000           1999
                                                                                  --------       --------
        Assets

Current assets:
  Cash and cash equivalents ...................................................   $  1,640       $  5,065
  Marketable securities .......................................................         --            801
  Restricted cash .............................................................        620            300
  Trade accounts receivable, net of allowance for uncollectible accounts
    of $388 and $473 at December 31, 2000 and 1999, respectively ..............     20,083         21,199
  Pledged accounts receivable .................................................      1,717             --
  Unbilled accounts receivable ................................................      6,466          4,974
  Prepaid expenses and other current assets ...................................      6,052          5,174
                                                                                  --------       --------
      Total current assets ....................................................     36,578         37,513

Property and equipment, net ...................................................      6,375          6,188
Restricted cash ...............................................................         61             16
Other assets ..................................................................      1,270            478
                                                                                  --------       --------
      Total assets ............................................................   $ 44,284       $ 44,195
                                                                                  ========       ========

        Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable ............................................................   $  4,337       $  3,471
  Deferred revenues ...........................................................     39,234         37,817
  Accrued expenses and other current liabilities ..............................      9,669          8,197
  Current portion of capitalized lease obligations ............................        137             --
  Short-term borrowings .......................................................      1,352             --
  Current portion of long-term debt ...........................................         --            527
                                                                                  --------       --------
      Total current liabilities ...............................................     54,729         50,012
Capitalized lease obligations, net of current portion .........................        216             --
Deferred revenues .............................................................        881            569
                                                                                  --------       --------
      Total liabilities .......................................................     55,826         50,581

Commitments and other contingent liabilities (Note 12)

Stockholders' deficit:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized at
    December 31, 2000 and 1999, no shares issued and outstanding at
    December 31, 2000 and 1999 ................................................         --             --
  Common Stock, $.001 par value: 60,000,000 shares authorized at
    December 31, 2000 and 1999, 10,464,741 and 10,043,401 shares issued
    and outstanding at December 31, 2000 and 1999, respectively ...............         10             10
  Additional paid-in capital ..................................................     82,896         80,664
  Deferred compensation .......................................................       (569)          (983)
  Accumulated deficit .........................................................    (95,217)       (86,985)
  Accumulated other comprehensive income ......................................      1,338            908
                                                                                  --------       --------
      Total stockholders' deficit .............................................    (11,542)        (6,386)
                                                                                  --------       --------
      Total liabilities and stockholders' deficit .............................   $ 44,284       $ 44,195
                                                                                  ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                   Year Ended December 31,
                                                                     ------------------------------------------------------
                                                                         2000                 1999                 1998
                                                                     ------------         ------------         ------------
Revenues:
  Research, advisory and consulting ...........................      $     61,737         $     46,621         $     32,602
  Other, principally events ...................................             6,986                5,880                6,157
                                                                     ------------         ------------         ------------
      Total revenues ..........................................            68,723               52,501               38,759

Costs and expenses:
  Cost of services ............................................            30,507               26,182               20,156
  Sales and marketing .........................................            32,275               30,220               26,931
  Research and development ....................................             2,174                2,073                1,187
  General and administrative ..................................             9,132                9,130                6,789
  Depreciation and amortization ...............................             2,924                1,893                1,468
                                                                     ------------         ------------         ------------
      Total costs and expenses ................................            77,012               69,498               56,531
                                                                     ------------         ------------         ------------

Loss from operations ..........................................            (8,289)             (16,997)             (17,772)
                                                                     ------------         ------------         ------------
Interest income ...............................................               243                  703                  736
Interest expense ..............................................               (20)                 204                1,255
Foreign exchange (loss)/gain ..................................              (231)                (768)                 306
                                                                     ------------         ------------         ------------

      Loss from operations before income taxes ................            (8,257)             (17,266)             (17,985)
Income tax (benefit)/provision ................................               (25)                  62                   36
                                                                     ------------         ------------         ------------

      Loss before extraordinary item ..........................            (8,232)             (17,328)             (18,021)
                                                                     ------------         ------------         ------------
      Extraordinary item for accelerated accretion of
      discount to note payable due to early repayment, net
      of taxes of $0 ..........................................                --                   --                 (707)
                                                                     ------------         ------------         ------------
Net loss ......................................................      $     (8,232)        $    (17,328)        $    (18,728)
                                                                     ============         ============         ============
Results per common share:
  Historical -  basic and diluted:
    Loss before extraordinary item ............................      $      (0.80)        $      (1.73)        $      (3.36)
                                                                     ============         ============         ============
    Extraordinary item, net of tax effect .....................      $         --         $         --         $      (0.13)
                                                                     ============         ============         ============
    Net loss ..................................................      $      (0.80)        $      (1.73)        $      (3.49)
                                                                     ============         ============         ============

    Weighted average number of shares used to compute
    results per common share ..................................        10,270,695            9,999,737            5,365,202
                                                                     ============         ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 2000, 1999 and 1998
                        (in thousands, except share data)


                                                                                                                  Accumulated
                                                                                                                     Other
                                                                                                          Compre-    Compre-
                                                       Convertible             Additional                 hensive    hensive
                                                        Preferred     Common     Paid-In     Deferred     Income     Income
                                                          Stock        Stock     Capital   Compensation   (Loss)     (Loss)
                                                       -----------   --------  ----------  ------------  --------   --------
Balance at December 31, 1997 .........................   $     12    $      2    $ 41,286                           $    539
Issuance of 115,612 shares of Common Stock under stock
  option plans .......................................                                233
Issuance of 285,715 shares of Series D Convertible
  Preferred Stock, net of expenses ...................                              1,919
Issuance of warrants to purchase 166,666 shares of
  Common Stock in conjunction with Bridge Notes ......                              1,182
Initial Public Offering of 3,000,000 shares of
  Common Stock, net of expenses ......................                      3      33,790
Conversion of Series A, B, C and D Convertible
  Preferred Stock to 4,686,784 shares of Common Stock         (12)          5           7
Exercise of warrants for 47,999 shares of Common Stock                                144
Deferred compensation ................................                              2,193    $ (2,193)
Compensation expense related to stock options ........                                 91         284
Deferred compensation for former employees ...........                               (295)        295
Comprehensive loss:
  Net loss ...........................................                                                   $(18,728)
  Foreign currency translation adjustment ............                                                       (422)      (422)
                                                                                                         --------
    Comprehensive loss ...............................                                                   $(19,150)
                                                                                                         ========
                                                         --------    --------    --------    --------               --------
Balance at December 31, 1998 .........................         --          10      80,550      (1,614)                   117
                                                         --------    --------    --------    --------               --------
Issuance of 87,233 shares of Common Stock under stock
  option plans .......................................                                211
Exercise of warrants for 12,666 shares of Common Stock                                 38
Compensation expense related to stock options ........                                147         349
Deferred compensation for former employees ...........                               (282)        282
Comprehensive loss:
  Net loss ...........................................                                                   $(17,328)
  Foreign currency translation adjustment ............                                                        791        791
                                                                                                         --------
    Comprehensive loss ...............................                                                   $(16,537)
                                                                                                         ========
                                                         --------    --------    --------    --------               --------
Balance at December 31, 1999 .........................         --          10      80,664        (983)                   908
                                                         --------    --------    --------    --------               --------

                                                                      Total
                                                                   Stockholders'
                                                        Accumulated   Equity
                                                          Deficit    (deficit)
                                                        -----------  ---------
Balance at December 31, 1997 .........................   $(50,929)   $ (9,090)
Issuance of 115,612 shares of Common Stock under stock
  option plans .......................................                    233
Issuance of 285,715 shares of Series D Convertible
  Preferred Stock, net of expenses ...................                  1,919
Issuance of warrants to purchase 166,666 shares of
  Common Stock in conjunction with Bridge Notes ......                  1,182
Initial Public Offering of 3,000,000 shares of
  Common Stock, net of expenses ......................                 33,793
Conversion of Series A, B, C and D Convertible
  Preferred Stock to 4,686,784 shares of Common Stock                      --
Exercise of warrants for 47,999 shares of Common Stock                    144
Deferred compensation ................................                     --
Compensation expense related to stock options ........                    375
Deferred compensation for former employers ...........                     --
Comprehensive loss:
  Net loss ...........................................    (18,728)    (18,728)
  Foreign currency translation adjustment ............                   (422)

    Comprehensive loss ...............................

                                                         --------    --------
Balance at December 31, 1998 .........................    (69,657)      9,406
                                                         --------    --------
Issuance of 87,233 shares of Common Stock under stock
  option plans .......................................                    211
Exercise of warrants for 12,666 shares of Common Stock                     38
Compensation expense related to stock options ........                    496
Deferred compensation for former employees ...........                     --
Comprehensive loss:
  Net loss ...........................................    (17,328)    (17,328)
  Foreign currency translation adjustment ............                    791

    Comprehensive loss ...............................

                                                         --------    --------
Balance at December 31, 1999 .........................   $(86,985)   $ (6,386)
                                                         ========    ========

                          GIGA INFORMATION GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 2000, 1999 and 1998
                        (in thousands, except share data)

(continued)

                                                                                                                  Accumulated
                                                                                                                     Other
                                                                                                          Compre-    Compre-
                                                       Convertible             Additional                 hensive    hensive
                                                        Preferred     Common     Paid-In     Deferred     Income     Income
                                                          Stock        Stock     Capital   Compensation   (Loss)     (Loss)
                                                       -----------   --------  ----------  ------------  --------   --------
Issuance of 242,037 shares of Common Stock under
  stock option plans................................                                  608
Issuance of 137,304 shares of Common Stock under
  Employee Stock Purchase Plan......................                                  571
Exercise of warrants for 41,999 shares of Common
  Stock.............................................                                  126
Issuance of warrants to purchase 24,000 shares of
  Common Stock in conjunction with Financing
  Agreement.........................................                                   82
Compensation expense related to stock options.......                                  207         240
Deferred compensation for former employees..........                                 (174)        174
Adjustment to carrying value of investment in
  GigaGroup S.A.....................................                                  812
Comprehensive loss:
  Net loss..........................................                                                     $ (8,232)
  Foreign currency translation adjustment...........                                                          430        430
                                                                                                         --------
    Comprehensive loss..............................                                                     $ (7,802)
                                                                                                         ========
                                                         --------    --------    --------    --------               --------
Balance at December 31, 2000........................     $     --    $     10    $ 82,896    $   (569)              $  1,338
                                                         ========    ========    ========    ========               ========

                                                                      Total
                                                                   Stockholders'
                                                        Accumulated   Equity
                                                          Deficit    (deficit)
                                                        -----------  ---------
Issuance of 242,037 shares of Common Stock under
  stock option plans................................                      608
Issuance of 137,304 shares of Common Stock under
  Employee Stock Purchase Plan......................                      571
Exercise of warrants for 41,999 shares of Common
  Stock.............................................                      126
Issuance of warrants to purchase 24,000 shares of
  Common Stock in conjunction with Financing
  Agreement.........................................                       82
Compensation expense related to stock options.......                      447
Deferred compensation for former employees..........                       --
Adjustment to carrying value of investment in
  GigaGroup S.A.....................................                      812
Comprehensive loss:
  Net loss..........................................       (8,232)     (8,232)
  Foreign currency translation adjustment...........                      430

    Comprehensive loss..............................

                                                         --------    --------
Balance at December 31, 2000........................     $(95,217)   $(11,542)
                                                         ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                      Year Ended December 31,
                                                                                                 ----------------------------------
                                                                                                   2000         1999         1998
                                                                                                 --------     --------     --------
Cash flows from operating activities:
  Net loss ..................................................................................    $ (8,232)    $(17,328)    $(18,728)
  Adjustments to reconcile net loss to net cash used in continuing operating activities, net of the effect of divestitures:
      Depreciation and amortization .........................................................       2,924        1,893        1,468
      Amortization of discount on note payable ..............................................          --           --        1,182
      Amortization of deferred financing costs ..............................................          62           --           --
      Provision for doubtful accounts .......................................................         (17)         102          (73)
      Credit to interest expense for accelerated payment of equipment lease .................        (101)          --           --
      (Gain) loss on sale of fixed assets ...................................................          (4)          42          (12)
      Compensation expense related to stock options .........................................         444          486          375
      Other non-cash items ..................................................................          --           --           17
  Change in assets and liabilities:
      Increase in billed and unbilled accounts receivable ...................................      (3,509)      (7,057)      (5,725)
      (Increase) decrease in prepaid expenses and other current assets ......................      (1,290)         559       (1,199)
      Decrease (increase) in other assets ...................................................          17         (150)        (156)
      Increase  in deferred revenues ........................................................       2,848        9,166        8,791
      Increase in accounts payable and accrued liabilities ..................................       3,570        2,363          678
                                                                                                 --------     --------     --------
Net cash used in operating activities:
  Cash used in continuing operations ........................................................      (3,288)      (9,924)     (13,382)
  Cash used in discontinued operations ......................................................          --           --          (78)
                                                                                                 --------     --------     --------
         Net cash used in operating activities ..............................................      (3,288)      (9,924)     (13,460)
                                                                                                 --------     --------     --------
Cash flows from investing activities:
  Acquisition of equipment and improvements .................................................      (2,765)      (4,667)      (3,032)
  Cash transferred to GigaGroup S.A .........................................................        (284)          --           --
  Purchases of marketable securities ........................................................          --       (7,464)      (7,700)
  Proceeds from maturities of marketable securities .........................................         801       13,571          792
  Increase in restricted cash ...............................................................        (365)        (300)          --
  Other, net ................................................................................         (23)           9            1
                                                                                                 --------     --------     --------
         Cash (used in) provided by investing activities ....................................      (2,636)       1,149       (9,939)
                                                                                                 --------     --------     --------
Cash flows from financing activities:
  Proceeds from Initial Public Offering of Common Stock, net of offering costs of $3,707 ....          --           --       33,793
  Proceeds from issuance of Common Stock under option plans .................................         608          211          216
  Proceeds from issuance of Common Stock due to exercise of warrants ........................         126           38          144
  Proceeds from issuance of Common Stock under employee stock purchase plan .................         571           --           --
  Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance
    costs of $81 ............................................................................          --           --        1,919
  Repayments of principal to related parties ................................................          --           --         (400)
  Net proceeds from short-term borrowings on Accounts Receivable Financing Agreement ........       1,352           --           --
  Proceeds from issuance of note payable, net of origination fee of $200 ....................          --           --        9,800
  Principal repaid on note payable ..........................................................          --           --      (10,000)
  Principal payments on long-term debt ......................................................        (426)        (378)      (1,419)
  Principal payments under capital lease obligations ........................................         (77)          --           --
                                                                                                 --------     --------     --------
        Cash provided by (used in) financing activities .....................................       2,154         (129)      34,053
                                                                                                 --------     --------     --------

  Effect of exchange rates on cash ..........................................................         345         (161)         (45)
                                                                                                 --------     --------     --------
  Net (decrease) increase in cash and cash equivalents ......................................      (3,425)      (9,065)      10,609
  Cash and cash equivalents, beginning of period ............................................       5,065       14,130        3,521
                                                                                                 --------     --------     --------
         Cash and cash equivalents, end of period ...........................................    $  1,640     $  5,065     $ 14,130
                                                                                                 ========     ========     ========
Supplementary cash flow information:
  Income taxes paid .........................................................................    $     --     $     62     $     88
  Interest paid .............................................................................    $     78     $    204     $    815
Noncash investing and financing activities:
  Purchase of equipment under capital lease obligations .....................................    $    430     $     --     $     --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY:

     Giga Information Group, Inc. ("Giga") was incorporated on March 17, 1995 in the State of Delaware. Giga's principal business activity is to help clients make strategic decisions about the technologies, people and processes needed to excel in e-Business. This is accomplished through a combination of objective research, advice and continuous technology coaching available primarily through subscription-based products. Giga derives its revenues primarily from two sources, (i) Research, advisory and consulting services, which include Giga Advisory Service, ePractices services, Advisory Consulting, and Web Site Scorecard and (ii) Other Services, which includes principally events and conferences. Advisory Services consist of IT research and analysis to support customers' e-Business decisions. Services are distributed primarily through electronic media, as well as inquiry access to analysts and practitioners and participation in briefings and conferences, packaged into an annually renewable subscription-based product. On April 5, 1995, Giga acquired BIS Strategic Decisions, Inc. and its five foreign affiliates (collectively, "BIS"). Also in 1995, Giga acquired ExperNet Corporation ("ExperNet") which was owned by Gideon
I. Gartner, former Chairman of the Board of Directors and Chief Executive Officer of Giga, and currently a director, and David L. Gilmour, currently a director and formerly an officer of Giga.

  Completion of Initial Public Offering

     On August 4, 1998, Giga consummated its Initial Public Offering (the "Offering") of 3,000,000 shares of its common stock at $12.50 per share. Aggregate net proceeds to Giga were approximately $33,800,000 after deducting underwriting discounts and offering expenses payable by Giga. A portion of the net proceeds of the Offering was used to repay in full the aggregate principal amount of $10,000,000, plus accrued interest thereon pursuant to the Loan and Warrant Purchase Agreement (see Note 10). Concurrent with the closing of the Offering, all shares of Giga's Series A, B, C and D Convertible Preferred Stock were converted into an aggregate of 4,686,784 shares of common stock (see Note
13).

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

     Pursuant to the purchase method of accounting, acquired assets and liabilities were revalued to their fair market value. The excess of the purchase price over the fair market value of the net assets acquired was acquired as goodwill.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Cash Equivalents, Marketable Securities and Restricted Cash

     Cash equivalents consist primarily of liquid investments, with original maturities of 90 days or less, in money market funds which are convertible to a known amount of cash and bear an insignificant risk of change in value.

     Marketable securities primarily consisted of corporate and Euro dollar bonds and medium to short-term notes stated at amortized cost of $0 at December 31, 2000 and $801,000 at December 31, 1999, which approximates fair value. These marketable securities have original maturities in excess of three months. Giga held these investments to maturity and has classified these marketable securities as current assets because of contractual maturities of one year or less.

     Restricted cash in the amounts of $581,000 and $316,000 at December 31, 2000 and 1999 respectively, consists of certificates of deposit held for irrevocable standby letters of credit which are security deposits pursuant to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. As of December 31, 2000, $100,000 is held in a restricted certificate of deposit as collateral for automated clearing house payments. These financial instruments either expire or are renewable on various dates from January 2001 through October 2002.

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

  Sale of Stock by Former Subsidiary

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

  Revenue and Commission Expense Recognition

     Subscription revenues from research, advisory and retainer based consulting are deferred and recognized on a pro-rata basis over the contract period, generally one year. Giga's policy is to record a receivable and related deferred revenues for the full amount of the contract on the date it is signed. Contracts are generally billable upon signing. Giga also records the related commission obligation upon the signing of these contracts and amortizes the corresponding deferred commission expense over the contract period in which the related research, advisory and consulting revenues are earned. In the event the contract

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


is canceled by the customer, the commission is refundable with respect to the portion related to the revenue which will not be recognized.

     Revenues from (i) Advisory Services, ePractices services (formerly IT Practice Services), consulting, and Web Site Scorecard are aggregated into Research, advisory and consulting and (ii) Events and conferences are aggregated into Other, principally events. Revenues from project consulting and Web Site Scorecard are recognized as such services are performed. Revenues from events and conferences are recognized as they occur.

     Unbilled accounts receivable pertain to the portion of a customer's service period not yet invoiced in accordance with contractual extended billing terms offered in conjunction with research, advisory and consulting.

  Property and Equipment

     Property and equipment are stated at cost for items acquired after the initial acquisition of the respective entities and at estimated fair market value for those assets in existence at date of acquisition. Expenditures for maintenance and repairs are charged to expense; expenditures for additions, renewals and betterments are capitalized.

     Depreciation, which includes the amortization of assets recorded under capital leases, is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives:

Computers and related equipment            3 years
Furniture and fixtures                     5 years
Leaseholds and related improvements        Shorter of economic life or remaining
                                           lease term

     Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation is eliminated from the balance sheet and the resulting gains or losses are reflected in income.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  Historical Net Loss per Common Share

     Giga computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of convertible notes into common stock. As a result, options and warrants to purchase shares of common stock in the amount of 4,065,097 shares at December 31, 2000, 3,600,117 shares at December 31, 1999, and 2,590,993 shares at December 31, 1998 were excluded from the calculation of diluted net loss per common share. At December 31, 2000, 2,789,283 options and warrants had an exercise price that was below the average market value per share of Giga's common stock during 2000.

  Comprehensive Income (Loss)

     Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income
(loss) and its components in general purpose financial statements. Under SFAS No. 130, Giga is required to display comprehensive income (loss) and its components as part of Giga's full set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At December 31, 2000, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. The individual components of comprehensive income
(loss) are reflected in the consolidated statement of stockholders' equity (deficit) for the year ended December 31, 2000, 1999, and 1998.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for Giga). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Giga anticipates that, due to no prior history of use of derivative instruments and anticipated limited use of derivative instruments in the future, the adoption of SFAS No. 133 will not have a significant effect on Giga's financial position or its results of operations.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Giga's adoption of SAB 101 did not have a significant effect on its financial position or its results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Giga's adoption of FIN 44 did not have a significant effect on its financial position or its results of operations.

     In March 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), which addresses how an entity should account for costs incurred to develop a web site. In their final consensus, the Task Force concluded that the costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. With respect to graphics costs, the Task Force concluded the costs incurred to create the initial graphics for the web site should be capitalized and that any subsequent updates should be expensed as incurred, unless the updates added functionality. EITF 00-02 became effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process as of the beginning of the quarter.) Giga's adoption of EITF 00-02 did not have a significant effect on its financial position or its results of operations.

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


3. SALE OF STOCK BY FORMER SUBSIDIARY:

     On September 6, 2000, Giga Information Group S.A., Giga's former wholly-owned subsidiary in Paris, France that sold and marketed research, advisory and consulting services in France, Belgium, Luxembourg and Switzerland, issued 482,484 shares of its common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. As a result, Giga's ownership of Giga Information Group S.A. decreased from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its accounts are no longer included in the consolidated financial results of Giga.

     Giga records gains and losses arising from issuances of stock by its subsidiaries directly to additional paid-in capital in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 51, "Accounting for Sales of Stock of a Subsidiary." Accordingly, Giga decreased the carrying value of its investment in GigaGroup S.A. and increased additional paid-in capital by $812,000, representing the difference between the carrying value of Giga's investment in GigaGroup S.A. prior to the transaction and the fair value of the investment as determined by the transaction. This investment is carried at cost and is included in other assets.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. RESTRUCTURING AND EXIT COSTS:

     In February 2000, Giga announced its plan to restructure its events and conferences business. As a result, a total of 4 positions were eliminated by Giga in the fourth quarter of fiscal 2000. Approximately $70,000 of incremental salaries and benefits cost was charged to expense for the year ended December 31, 2000 in association with this restructuring. Of the total charges, $53,000 was recorded as cost of services and $17,000 was recorded as sales and marketing expenses. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of fiscal 2000.

     Also in February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility. The relocation will be completed in the second quarter of fiscal 2001. As a result, Giga estimates 7 employees from its finance and its conferences groups will not relocate to the Windsor area. For the year ended December 31, 2000, approximately $91,000 of additional rent expense and lease cancellation fees, $65,000 of incremental salaries and benefits cost and $28,000 of incremental real estate and legal fees were charged to expense. Of the total charges, $68,000 was recorded as cost of services, $67,000 was recorded as sales and marketing expenses and $49,000 was recorded as general and administrative expenses. As of December 31, 2000, $77,000 of the amounts have been paid against the liability.


5. RELATED PARTIES:

     During 1997, Giga awarded 17,778 shares of common stock at a fair value of $3.00 per share to Mr. Gartner in lieu of a payment of cash for services rendered during 1996 as Chief Executive Officer. Giga recorded as compensation expense in 1996 the fair value of the common stock awarded to Mr. Gartner.

     In February 1998, Giga entered into an agreement with Mr. Gilmour, a director and co-founder of Giga, relating to Mr. Gilmour's continuing relationship with Giga. As part of this agreement, Giga agreed to early repayment of a note issued by Giga to Mr. Gilmour in December 1995 in connection with the acquisition by Giga of Mr. Gilmour's remaining interest in ExperNet. In addition, the agreement also provided that Giga would receive a 7.5% equity interest in a company newly formed by Mr. Gilmour and would be granted an irrevocable, royalty-free, worldwide license to use any software, products or technologies the new company develops during a three year period commencing on February 1, 1998.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                                December 31,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------

Paid compensation ......................................     $ 5,242     $ 3,678
Other ..................................................         810       1,496
                                                             -------     -------
      Total ............................................     $ 6,052     $ 5,174
                                                             =======     =======

7. PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation and amortization, consist of the following (in thousands):

                                                                December 31,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------

Computer and related equipment .........................     $ 9,633     $ 7,590
Furniture and fixtures .................................       2,181       1,764
Leasehold improvements .................................         435         300
                                                             -------     -------
                                                              12,249       9,654
Less accumulated depreciation and amortization .........       5,874       3,466
                                                             -------     -------
Property and equipment, net ............................     $ 6,375     $ 6,188
                                                             =======     =======

     Depreciation expense, including amortization of assets under capital leases, was $2,924,000 for the year ended December 31, 2000, $1,890,000 for the year ended December 31, 1999, and $1,287,000 for the year ended December 31, 1998.


8. INCOME TAXES:

     Giga has deferred tax assets of approximately $35,051,000 at December 31, 2000, $32,434,000 at December 31, 1999, and $30,082,000 at December 31, 1998.
For financial reporting purposes, valuation allowances of $35,051,000 at December 31, 2000, $32,434,000 at December 31, 1999, and $30,082,000 at December
31, 1998 have been recognized to offset these deferred tax assets until Giga can conclude that it is more likely than not that these deferred tax assets will be realized. The valuation allowance increased by approximately $2,617,000 during the year ended December 31, 2000, $2,352,000 during the year ended December 31, 1999, and $9,866,000 during the year ended December 31, 1998.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of Giga's deferred tax assets and liabilities are as follows (in thousands):

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Deferred tax assets:
  Deferred revenue .........................   $    524    $    225    $  1,486
  Net operating loss carryforwards .........     32,234      30,439      27,184
  Other - net ..............................      2,293       1,770       1,412
                                               --------    --------    --------
      Total deferred tax assets ............     35,051      32,434      30,082
Valuation allowance for deferred tax assets      35,051      32,434      30,082
                                               --------    --------    --------
Net deferred tax assets ....................   $     --    $     --    $     --
                                               ========    ========    ========

     For financial reporting purposes, loss before income taxes includes the following components (in thousands):

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Pre-tax loss from continuing operations:
  United States ............................   $ (5,778)   $(13,105)   $(14,554)
  Foreign ..................................     (2,479)     (4,161)     (3,431)
                                               --------    --------    --------
Total ......................................   $ (8,257)   $(17,266)   $(17,985)
                                               ========    ========    ========

     The income tax provision (benefit) of the loss from continuing operations consists of the following components (in thousands):

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
U.S. Federal and state .....................   $     (1)   $     60    $      4
Foreign ....................................        (24)          2          32
                                               --------    --------    --------
Income tax (benefit)/provision .............   $    (25)   $     62    $     36
                                               ========    ========    ========

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The income tax benefit of the loss from continuing operations differs from the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss from continuing operations as a result of the following differences:

                                                                      Percentages for the
                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                  2000         1999         1998
                                                                 -----        -----        -----
Income tax at the statutory rate .............................   (34.0)       (34.0)       (34.0)
Foreign subsidiary losses with no benefit recognized .........     9.1          7.6          6.7
Foreign income taxed at different rates ......................     0.8          0.6          0.9
U.S. losses with no benefit recognized .......................    21.3         24.4         24.5
Other items - net ............................................     2.5          1.8          2.1
                                                                 -----        -----        -----
Effective Tax Rate ...........................................    (0.3)         0.4          0.2
                                                                 =====        =====        =====

     Giga has available net operating loss carryforwards of approximately $81,121,000 at December 31, 2000 and $76,882,000 at December 31, 1999, which may be used to reduce future taxable income. Of these amounts, at December 31, 2000 and 1999, U.S. carryforwards of approximately $69,648,000 and $66,276,000 expire in various years through 2020, certain non-U.S. carryforwards of approximately $11,472,000 and $5,160,000 expire in various years through 2005 and the balance may be carried forward indefinitely. If losses of acquired companies are used to reduce future taxable income, associated tax benefits will first reduce acquired goodwill and other non-current intangible assets before being recognized as a reduction of income tax expense in the period the benefits are realized. Utilization of the net operating loss carryforwards may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

     Approximately $430,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the benefit from which, if realized, will be credited to additional paid-in capital.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                December 31,
                                                           ---------------------
                                                            2000           1999
                                                           ------         ------
Accrued compensation and benefits ................         $5,526         $4,363
Sales tax payable ................................          1,165          1,156
Other ............................................          2,978          2,678
                                                           ------         ------
      Total ......................................         $9,669         $8,197
                                                           ======         ======

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. BORROWINGS AND LONG-TERM DEBT:

     In connection with Giga's acquisition of BIS, the seller received a $1,000,000, 5% convertible note due April 5, 1998. The note was convertible into 185,298 shares of common stock. The note plus accrued interest was fully repaid on April 17, 1998.

     In connection with Giga's acquisition of ExperNet, Giga issued a $400,000, 6% convertible note to Mr. Gilmour. The note plus accrued interest was repaid in two installments, the last of which was in April 1998.

     In June 1997, Giga entered into a loan agreement with a lending institution collateralized by certain equipment, machinery and fixtures. Under this agreement Giga received a $1,465,000 loan due in December 2000 with an effective interest rate of 18.4%. In July 2000, Giga accelerated final payments due on the loan, which resulted in a credit to interest expense of approximately $101,000.

  Loan and Warrant Purchase Agreement

     In April 1998, Giga entered into a Loan and Warrant Purchase Agreement whereby Giga issued convertible promissory notes with a face value of $10,000,000, at an annual interest rate of 12.0% (the "Bridge Notes"), and warrants to purchase up to 166,666 shares of common stock in exchange for cash proceeds of $10,000,000. The warrants are exercisable at $3.00 per share, for a period of ten years from the date of the grant. The fair market value of the warrants was recorded as a discount of $1,182,000 to the Bridge Notes and such Bridge Notes were recorded at $8,818,000. In August 1998, upon completion of the Offering, and in accordance with the terms of the Bridge Notes, a portion of the net proceeds of the Offering was used to repay in full the Bridge Notes in the aggregate amount of $10,000,000 plus accrued interest thereon.

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

     On January 28, 2000 and August 2, 2000, warrants to purchase a total of 41,999 shares of common stock, originally issued in April 1998 pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes, were exercised for cash of $125,997 at an exercise price of $3.00 per share (see Note 15).

  Accounts Receivable Financing Agreement

     In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it can borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 1.5 percent. The bank charges a monthly collateral handling fee of 0.375 percent on the average daily financed receivable balance outstanding. In connection with the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock (see Note 15).

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During the fourth quarter of the year ended December 31, 2000, Giga pledged approximately $3,427,000 of accounts receivable as collateral, and received proceeds of approximately $2,742,000 pursuant to the Financing Agreement. Giga repaid approximately $1,390,000 leaving an outstanding balance of approximately $1,352,000 and approximately $3,648,000 of unused line of credit as of December 31, 2000. Giga is subject to various covenants under the Financing Agreement, the most restrictive of which requires total revenue to increase on a quarterly basis year to year. Giga received a waiver from its lender addressing the deficiency as of December 31, 2000 and has made subsequent borrowings. Subsequent to December 31, 2000, Giga pledged approximately $4,164,000 of accounts receivable as collateral and received proceeds of approximately $3,331,000. Giga repaid the entire outstanding balance, leaving $5.0 million of unused line of credit, as of March 26, 2001.

     The weighted average interest rate of outstanding short-term borrowings was 11.0% for the year ended December 31, 2000. There were no short-term borrowings as of December 31, 1999 and 1998.


11.  EXTRAORDINARY ITEM:

     $707,000 of accretion, net of taxes of $0, was accelerated from future periods due to repayment of the Bridge Notes on August 4, 1998 (see Note 10). The accelerated accretion would have been recognized ratably over the six- month period ending February 1, 1999 had the Company not completed the Offering and retired the Bridge Notes as required under the terms of the Loan and Warrant Purchase Agreement for the Bridge Notes.


12. COMMITMENTS AND CONTINGENT LIABILITIES:

  Lease Commitments

     Giga leases certain office space and equipment under operating and capital leases. The present value of the remaining future minimum lease payments under capital leases is recorded as a capitalized lease asset and related capitalized lease obligation. Assets under capital leases are summarized as follows (in thousands):

                                                           December 31,
                                                       -------------------
                                                        2000         1999
                                                       ------       ------
Computer and related equipment ...............         $   47       $   --
Furniture and fixtures .......................            383           --
                                                       ------       ------
                                                          430           --
Less accumulated amortization ................             84           --
                                                       ------       ------
Net assets under capital leases ..............         $  346       $   --
                                                       ======       ======

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The future minimum payments under all leases with remaining non-cancelable terms of one year or more, as of December 31, 2000, are as follows (in thousands):

                                                                          Capital       Operating
                                                                          Leases          Leases
                                                                          -------        -------
2001 ..................................................................   $   171        $ 2,694
2002 ..................................................................       171          2,581
2003 ..................................................................        72          2,005
2004 ..................................................................        --          1,586
2005 ..................................................................        --          1,410
Thereafter ............................................................        --            353
                                                                          -------        -------
Total minimum lease payments ..........................................   $   414        $10,629
Less estimated executory costs included in capital leases .............        21        =======
                                                                          -------
Net minimum lease payments under capital leases .......................       393
Less amounts representing interest ....................................        40
                                                                          -------
Present value of net minimum lease payments under capital leases ......   $   353
                                                                          =======

     Rent expense, net of sublease income was approximately $2,308,000 for the year ended December 31, 2000, $1,890,000 for the year ended December 31, 1999, and $1,163,000 for the year ended December 31, 1998. Sublease income was approximately $196,000 for the year ended December 31, 2000, $71,000 for the year ended December 31, 1999, and $6,000 for the year ended December 31, 1998.

     An agreement was entered into by and among Giga and two prior owners of BIS providing for one prior owner, who had guaranteed all payments under a lease, to pay an aggregate of $1,500,000 to the landlord for rent under the lease, payable monthly in an amount of approximately $37,000. The guaranteed payments ended May 30, 1998.


13. PREFERRED STOCK:

     The authorized capital stock of Giga includes 5,000,000 shares of Preferred Stock at December 31, 2000 and 1999. None of the authorized Preferred Stock at December 31, 2000 has been designated. Concurrent with the closing of the Offering, all shares of Giga's Series A, B, C and D Convertible Preferred Stock issued and outstanding prior to the Offering were converted into an aggregate of 4,686,784 shares of common stock on August 4, 1998.

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


15. STOCK OPTIONS AND WARRANTS:

  Stock Options

     In June 1995, Giga adopted the 1995 Stock Plan (the "Prior Stock Plan"). The Prior Stock Plan was superseded in October 1995 by the 1995 Stock Option/Stock Issuance Plan (the "1995 Stock Plan"). On August 28, 1996 the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Stock Plan") to effectively supersede the 1995 Stock Plan. In May 1999, Giga adopted the 1999 Share Incentive Plan (the "1999 Stock Plan") to effectively supercede the 1996 Stock Plan. The 1995 Stock Plan provided for the granting of options to purchase and for direct purchases of up to 1,033,333 shares of common stock. The 1996 Stock Plan provided for the granting of options to purchase up to 1,000,000 shares of common stock. On May 25, 2000, the shareholders approved an amendment to the 1999 Stock Plan, increasing the maximum number of shares of common stock for granting of options, stock appreciation rights, stock awards, performance awards and stock units by 2,000,000 to 3,000,000 shares directly, and up to 1,500,000 shares that are represented by awards granted, or to be granted, under any prior plan which are forfeited, expire, or are cancelled without the issuance of common stock.

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

     In June 1997, Giga adopted the 1997 Director Stock Option Plan (the "Director Plan") which provides for the granting of non-qualifying stock options to purchase up to 50,000 shares of common stock. Under the Director Plan, non-employee directors are entitled to receive options to purchase 2,000 shares of common stock on July 1 of each year commencing in 1997. In addition, each eligible non-employee director would receive an option to purchase 2,000 shares of common stock upon the initial election to the Board of Directors. The exercise price of the options, which vest in four equal installments starting from the date of the grant, will equal the fair market value on the date of the grant. Each option shall expire 10 years after the date of the grant. On May 25, 2000, shareholders approved amendments to the Director Plan (i) increasing the number of shares of common stock in respect of which options are to be granted to non-employee directors upon their initial election as a director from 2,000 to 25,000, (ii) increasing the number

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of shares of common stock in respect of which options are to be granted to non-employee directors annually from 2,000 to 10,000, (iii) increasing the maximum number of shares of common stock in respect of which awards may be granted from 50,000 to 300,000 (of which 163,000 shares were used for the "catch-up" grants described in clause (iv) and 70,000 shares were used for the year 2000 annual grants), and (iv) providing for a "catch-up" grant for all current non-employee directors as of the date of the adoption of the amendments to the Director Plan.

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

     Pursuant to an agreement effective July 1998, Giga granted options to purchase a total of 100,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 5). The options vest over a four-year period contingent upon services being provided through June 30, 2000. Giga recorded compensation expense of approximately $147,500 for the year ended December 31, 2000, $120,000 for the year ended December 31, 1999 and approximately $91,000 for the year ended December 31, 1998 representing the fair value of the options for the six-month period of 2000, twelve-month period of 1999 and six-month period of 1998 over which services were rendered.

     Pursuant to an agreement effective August 1999, Giga granted options to purchase a total of 25,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 5). The options vest over a two-year period contingent upon services being provided through August 31, 2001. Giga recorded compensation expense of approximately $59,200 for the year ended December 31, 2000 and $10,000 for the year ended December 31, 1999 representing the fair value of the options for the twelve-month period of 2000 and five-month period of 1999 over which the services were rendered.

     Total option-related compensation expense recognized was approximately $444,000 for the year ended December 31, 2000, $486,000 for the year ended December 31, 1999, and $375,000 for the year ended December 31, 1998.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     A summary of stock option activity through December 31, 2000 is presented below:

                                                               Weighted
                                                               Average
                                               Shares       Exercise Price
                                              ---------     --------------
Outstanding at December 31, 1997 .........    1,050,207          2.16
  Granted ................................    1,164,060          4.61
  Exercised ..............................     (115,612)         1.87
  Forfeited/canceled .....................     (316,719)         4.64
                                              ---------          ----
Outstanding at December 31, 1998 .........    1,781,936          3.34
  Granted ................................    1,431,401          4.15
  Exercised ..............................      (87,233)         2.42
  Forfeited/canceled .....................     (322,378)         5.08
                                              ---------          ----
Outstanding at December 31, 1999 .........    2,803,726          3.58
  Granted ................................    1,110,654          6.37
  Exercised ..............................     (241,903)         2.51
  Forfeited/canceled .....................     (385,772)         4.32
                                              ---------          ----
Outstanding at December 31, 2000 .........    3,286,705          4.52
                                              =========          ====

     Options vested and exercisable at the corresponding weighted average exercise price at December 31, 2000, 1999, and 1998, respectively, were 1,084,370 at $3.34, 799,105 at $2.63, and 554,833 at $2.39.

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

     Had compensation cost for Giga's stock option plans been determined based on the Black-Scholes valuation at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, Giga's net loss to common stockholders and net loss per share to common stockholders would have been increased to the SFAS No. 123 pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                      Year Ended December 31,
                                                                             ------------------------------------------
                                                                                2000            1999            1998
                                                                             ----------      ----------      ----------
Net loss to common stockholders' - as reported .........................     $   (8,232)     $  (17,328)     $  (18,728)
Net loss to common stockholders' - SFAS 123 pro forma ..................     $  (10,317)     $  (18,219)     $  (19,045)
Net loss per share to common stockholders' - as reported ...............     $    (0.80)     $    (1.73)     $    (3.49)
Net loss per share to common stockholders' - SFAS 123 pro forma ........     $    (1.00)     $    (1.82)     $    (3.55)

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the effects on reported net income for future years. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

     The weighted average fair value per share of stock options at date of grant was $5.21 for the year ended December 31, 2000, $3.00 for the year ended December 31, 1999, and $4.20 for the year ended December 31, 1998. The fair value of each option granted during these years is estimated on the date of grant using the Black-Scholes option pricing model and the following values:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2000      1999      1998
                                                     -------   -------   -------

Expected volatility ..............................   100.00%    79.52%    55.79%
Dividend yield ...................................        0%        0%        0%
Weighted average expected lives, in years ........      6.0       6.0       6.0
Weighted average risk free interest rate .........      6.3%      5.6%      5.2%

     The  following  table   summarizes  the  status  of  Giga's  stock  options
outstanding and exercisable at December 31, 2000:

                                   Stock Options Outstanding                Stock Options Exercisable
                             ------------------------------------------     --------------------------
                                            Weighted           Weighted                      Weighted
                                            Average             Average                      Average
    Range of                               Remaining           Exercise                      Exercise
 Exercise Prices             Shares     Contractual Life         Price         Shares         Price
- ----------------------     ---------    ----------------       --------      ----------      ---------
$1.50 to $3.00               538,965          5.58             $   2.21         479,032      $   2.14
$3.30 to $3.375              438,543          8.07             $   3.33         132,919      $   3.36
$3.625 to $3.875             181,726          5.59             $   3.68          92,294      $   3.68
$3.9375 to $3.9375           600,000          8.36             $   3.94         166,667      $   3.94
$4.00 to $5.00               438,214          8.64             $   4.62         163,371      $   4.70
$5.25 to $5.875              480,183          9.20             $   5.54          32,729      $   5.76
$6.25 to $6.5                104,000          9.37             $   6.44              --      $   0.00
$7.125 to $7.125             383,678          9.62             $   7.13              --      $   0.00
$7.625 to $12.00             114,862          9.00             $   8.67          13,138      $  10.79
$12.125 to $12.125             6,534          7.59             $  12.13           4,220      $  12.13
                           ---------                                          ---------
                           3,286,705          8.07             $   4.52       1,084,370      $   3.34
                           =========                                          =========

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     In April 1998, Giga issued warrants to purchase up to 166,666 shares of common stock at an exercise price of $3.00 per share pursuant to the Loan and Warrant Purchase Agreement for the Bridge Notes. The warrants are for a term of ten years. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock were exercised for a cash total of $37,998 at an exercise price of $3.00 per share. On January 28, 2000 and August 2, 2000, warrants to purchase a total of 41,999 shares of common stock were exercised for cash of $125,997 at an exercise price of $3.00 per share (see Note 10).

     In April 2000, Giga issued warrants to purchase 24,000 shares of common stock in connection with the Financing Agreement (see Note 10). The warrants are exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. As of December 31, 2000, none of these warrants have been exercised. The estimated fair value of the warrants is approximately $82,000, which was recorded as deferred financing costs, included in prepaid expenses and other current assets. As of December 31, 2000, Giga recognized charges of approximately $62,000 for the amortization of the financing costs.


16. STOCK PURCHASE PLANS/AGREEMENTS:

     In the period from inception to December 31, 1995, Giga sold 139,999 shares of common stock to certain employees of Giga at $1.50 per share under the provisions of the 1995 Stock Plan or separate stock purchase agreements. Employees vested in these shares over four years from their respective dates of purchase, with 25% vesting on the first anniversary of the purchase and pro rata thereafter over the remaining 36 months. These shares are fully vested. If an employee who purchased stock under either the 1995 Stock Plan or separate agreements ceases to be employed by Giga, Giga at its option may elect to repurchase the employee's unvested shares at the original cost paid by the employee for such stock and vested shares at a price equal to the fair market value as determined on the date of repurchase. In October 1995, Giga sold 40,000 shares of common stock to a director who also serves as a consultant to Giga for $1.50 per share of which $10,000 was paid in cash and $50,000 was paid in the form of a non-recourse interest bearing note due March 31, 1996. In June 1996, Giga canceled the promissory note plus interest accrued thereunder (totaling approximately $52,000), in lieu of payment to the director for services rendered to Giga in 1995 (for which the director was entitled to receive $25,000) and the first six months of 1996 (for which the director was entitled to receive $30,000) plus interest. These shares are also subject to certain repurchase rights by Giga in the event that the director ceases to be either a director of, or consultant to, Giga.

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

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


fair market value on the date of grant which vest over four years. In addition, Giga reimbursed him $18,000 for operational expenses.

  Employee Stock Purchase Plan

     On May 10, 1999, Giga adopted the 1999 Employee Stock Purchase Plan ("the 1999 Purchase Plan"), which enables employees to purchase shares of Giga common stock. The 1999 Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the 1999 Purchase Plan, eligible employees enroll in a two-year offering period and purchase shares at the end of two, one-year, purchase periods. Offering periods begin on the first day of January, April, July and October of each year. The purchase price is 85% of the lesser market value on the first day of the offering period or the last day of each purchase period. The maximum number of shares an employee can purchase in a purchase period is 5,000 shares. An employee's rights under the 1999 Purchase Plan terminate upon voluntary withdrawal from an offering or termination of employment. Giga reserved 750,000 shares, plus an annual increase to be added on the first day of each fiscal year beginning in the year 2000, equal to the lesser of (i) 750,000 shares, (ii) one percent of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. During 1999, offering periods began on July 1 and October 1. As of December 31, 2000, 137,304 shares have been issued under the 1999 Purchase Plan.


17. STOCKHOLDER RIGHTS PLAN

     On February 18, 2000, Giga's Board of Directors adopted a Stockholder Rights Plan ("Plan") designed to protect Giga stockholders in the event of takeover activity that would deny them the full value of their investment.

     Terms of the Plan provide for a dividend distribution of one right for each share of Giga common stock to holders of record at the close of business on March 3, 2000. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons accumulates 15 percent or more of Giga's voting stock, or if a person or group announces an offer to acquire 15 percent or more of Giga's voting stock. A stockholder who owns 15 percent or more of Giga's voting stock as of February 18, 2000 will not trigger this provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on February 18, 2010.

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


18. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS:

     In the United States, Giga maintains a Savings and Retirement Plan (the "401(k) Plan") under Section 401 of the Internal Revenue Code. In 1997, Giga amended its 401(k) Plan specifying that employees can enter the plan on the date of hire or the first day of the month. In 1998, Giga amended its

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


401(k) Plan specifying that employees can enter the plan on the first day of the month following the date of hire. Employees must have attained the age of 21. In prior years, employees were eligible to participate in the 401(k) Plan who worked a minimum of one year and had attained the age of 21. Giga matched by 25% that portion representing the first 3% of an employee's base salary and by 50% that portion representing the next 3% of an employee's base salary. Effective in 1997, the employer contributions are discretionary after considering business results at the conclusion of each plan year. Giga did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2000, 1999, and 1998.

     In the United Kingdom, Giga maintains a defined contribution plan. All permanent employees who have attained the age of 20, and are not contributing to a personal pension plan, are eligible to participate. Giga matches a percentage of employee contributions, which are invested at each participant's discretion in a choice of three funds. The employer matching percentage is determined within defined age ranges. Giga's match totaled approximately $46,000 during the year ended December 31, 2000, $39,000 during the year ended December 31, 1999, and $22,000 during the year ended December 31, 1998.


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

     Revenues from the products and services within, and in support of, Giga's advisory services are presented in detail in its Consolidated Statements of Operations. No single customer accounted for more than 10% of Giga's revenues for the years ended December 31, 2000, 1999, and 1998.

     The accounting policies used to evaluate performance are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Giga evaluates performance based on income (loss) from operations.

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000), Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The following table presents information about Giga's reported revenues and total assets for the years ended December 31, 2000, 1999, and 1998 (in thousands):

Revenues                                           Year Ended December 31,
                                             -----------------------------------
                                               2000          1999          1998
                                             -------       -------       -------
United States .........................      $56,779       $46,921       $34,908
United Kingdom ........................        8,818         3,848         2,903
Other International ...................        3,126         1,732           948
                                             -------       -------       -------
      Consolidated revenue ............      $68,723       $52,501       $38,759
                                             =======       =======       =======

Total Assets                                             December 31,
                                             -----------------------------------
                                               2000          1999          1998
                                             -------       -------       -------
United States .........................      $38,613       $36,726       $44,126
United Kingdom ........................        4,060         4,193         2,428
Other International ...................        1,611         3,276         2,659
                                             -------       -------       -------
      Consolidated total assets .......      $44,284       $44,195       $49,213
                                             =======       =======       =======

                          GIGA INFORMATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


20.  QUARTERLY OPERATING RESULTS (Unaudited):

(in thousands, except per share data)                                 Three Months Ended
                                                   -----------------------------------------------------------
                                                   March 31,       June 30,      September 30,    December 31,
                                                     2000            2000            2000             2000
                                                   --------        --------      ------------     ------------
Total revenues ............................        $ 16,839        $ 17,458        $ 17,689         $ 16,737
Cost of services ..........................           7,251 (1)       8,507 (1)       7,862 (1)        6,887
Gross profit ..............................           9,588           8,951           9,827            9,850
Net loss ..................................          (2,464)         (2,763)         (2,029)            (977)
Loss per share - basic and diluted ........           (0.24)          (0.27)          (0.20)           (0.09)

                                                                      Three Months Ended
                                                   -----------------------------------------------------------
                                                   March 31,       June 30,      September 30,    December 31,
                                                     1999            1999            1999             1999
                                                   --------        --------      ------------     ------------
Total revenues ............................        $ 11,940        $ 12,890        $ 12,462         $ 15,209
Cost of services ..........................           6,131 (1)       7,880 (1)       5,705 (1)        6,466
Gross profit ..............................           5,809           5,010           6,757            8,743
Net loss ..................................          (3,602)         (6,121)         (4,434)          (3,171)
Loss per share - basic and diluted ........           (0.36)          (0.61)          (0.44)           (0.32)

(1) Certain amounts have been reclassified to conform with the current classifications.


21. SUBSEQUENT EVENTS:

     On January 4, 2001, Giga announced that the listing of its common stock would be transferred to the Nasdaq SmallCap Market from the National Market effective with the open of business on January 5, 2001. Giga was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market. On March 23, 2001, Giga announced that the listing of its common stock would be transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market effective with the open of business on March 23, 2001. The listing of Giga's common stock was transferred to the OTC Bulletin Board because Giga was not in compliance with the net tangible assets/market capitalization/net income requirement, including the minimum $35,000,000 market capitalization requirement.

     As of March 26, 2001, Giga and its lender executed a letter of intent to renew its Financing Agreement for one year with favorable terms. This arrangement is subject to the completion of due diligence by the lender and the execution of various legal documents.

                          Giga Information Group, Inc.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                                                     Additions
                                                          Balance at                 Charged to                  Balance at
                                                          Beginning                     Other                        End
                                                           of Year    Additions (a)   Accounts    Deductions (b)   of Year
                                                          ----------  ------------   ----------   -------------  ----------
Year ended December 31, 1998
     Allowance for doubtful accounts                       $   483       $     0       $     0       $    73       $   410
                                                           =======       =======       =======       =======       =======
     Valuation allowance for deferred tax assets           $20,216       $ 9,866       $     0       $     0       $30,082
                                                           =======       =======       =======       =======       =======

Year ended December 31, 1999
     Allowance for doubtful accounts                       $   410       $   102       $     0       $    39       $   473
                                                           =======       =======       =======       =======       =======
     Valuation allowance for deferred tax assets           $30,082       $ 2,352       $     0       $     0       $32,434
                                                           =======       =======       =======       =======       =======

Year ended December 31, 2000
     Allowance for doubtful accounts                       $   473       $     0       $    38       $   123       $   388
                                                           =======       =======       =======       =======       =======
     Valuation allowance for deferred tax assets           $32,434       $ 2,617       $     0       $     0       $35,051
                                                           =======       =======       =======       =======       =======

(a)  Additional provisions and foreign currency translation effects.

(b)  Specific write-offs and foreign currency translation effects.

         EXHIBIT INDEX

         Exhibit
         Number            Description of Documents

3.1(1)       Fifth Amended and Restated Certificate of Incorporation of the
             Registrant

3.2(1)       Amended and Restated By-Laws of the Registrant

3.3(12)      Amendment No. 1 to the Amended and Restated By-Laws of the
             Registrant

4(1) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant

10.1(5)+ Employment Agreement dated December 24, 1998 between the Registrant and Gideon I. Gartner

10.2(5) Consulting Agreement dated December 18, 1998 between the Registrant and Richard L. Crandall

10.3(1) Non-competition Agreement dated November 13, 1995 between the Registrant and Gideon I. Gartner

10.4(1) Lease dated October 31, 1995 between the Registrant and Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

10.5*        First Amendment, dated August 7, 2000, to the lease dated
             October 31, 1995, between the Registrant and One Kendall LLC, successor-in-interest to Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

10.6(1) Lease dated October 6, 1987, as amended, between BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as Trustee of Longwater Circle Trust, with respect to the premises at One Longwater Circle

10.7(1) Lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P., with respect to the premises at One Longwater Circle

10.8* First Amendment, dated October 1, 2000, to the lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P., with respect to the premises at One Longwater Circle

10.9(2)+     Giga Information Group, Inc. 1995 Stock Option/Stock Issuance Plan

10.10(3)+    Giga Information Group, Inc. 1996 Stock Option Plan

10.11(12)+   Amendment No. 1 to Giga Information Group, Inc. 1996 Stock Option
             Plan

10.12(16)+   Amendment No. 2 to Giga Information Group, Inc. 1996 Stock Option
             Plan

10.13(4)+    Giga Information Group, Inc. 1997 Director Option Plan

10.14(14)+   Amendment No. 1 to Giga Information Group, Inc. 1997 Director
             Option Plan

10.15(6)+    Employment Agreement, dated May 13, 1999, between Giga Information
             Group, Inc. and Robert K. Weiler

10.16(13)+   Letter Agreement effective as of October 26, 1999 between the
             Registrant and Robert K. Weiler providing for the deferral of year
             2000 compensation

10.17(7)+    Giga Information Group, Inc. 1999 Share Incentive Plan

10.18(15)+   Amendment No. 1 to Giga Information Group, Inc. 1999 Share
             Incentive Plan

10.19(16)+   Amendment No. 2 to Giga Information Group, Inc. 1999 Share
             Incentive Plan

10.20(8)     Giga Information Group, Inc. 1999 Employee Stock Purchase Plan

10.21(9) Lease dated June 18, 1999 between the Registrant and The Linden Limited Partnership with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

10.22* First Amendment, dated August 28, 2000, to the lease dated June 18, 1999, between the Registrant and The Linden Limited Partnership, with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

10.23(9) Sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

10.24* First Amendment, dated October 12, 2000, to the sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

10.25(10)    Consulting Agreement dated as of August 23, 1999 between the
             Registrant and John Landry

10.26(11)    Rights Agreement dated as of February 18, 2000 between Giga
             Information Group, Inc. and American Stock Transfer & Trust Co., as
             Rights Agent. The Rights Agreement includes as Exhibit B the form of Right Certificate and as Exhibit C the form of Certificate of Designations

10.27(12)    Accounts Receivable Financing Agreement, dated as of April 7, 2000, between the Registrant and Silicon Valley Bank, Specialty Finance
             Division

10.28* Accounts Receivable Financing Modification Agreement, dated October 31, 2000, between the Registrant and Silicon Valley Bank

11*          Statement re computation of earnings per share

21*          Subsidiaries of the Registrant

23*          Consent of PricewaterhouseCoopers LLP

- --------------------------------------------------------------------------------

+            Management contract or compensatory plan or arrangement

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

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64409), dated September 28, 1998.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-64413), dated September 28, 1998.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 31, 1999.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 17, 1999.

(7) Incorporated by reference to Annex A to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

(8) Incorporated by reference to Annex B to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 16, 1999.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 15, 1999.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A, dated August 23, 2000.

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 30, 2000.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.

(15) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2000.