Form 10-K/A
period 2000-12-31
GIGA INFORMATION GROUP INC
filed 2001-04-30
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Giga Information Group, Inc. ("Giga"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III and Item 14 of Part IV, which is being amended and restated solely to add Exhibit 10.1.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

           Richard L. Crandall, 57, has served as a Director of and consultant to Giga since August 1995. He was founder of Comshare, Inc., a decision support software company, serving as its Chief Executive Officer from 1970 until 1994 and Chairman until April 1997. Mr. Crandall chairs the Enterprise Software Roundtable, consisting of the CEO's and COO's of the thirty largest enterprise software companies. He currently serves on the Board of Directors of several publicly held companies and a number of Internet ventures. He is chairman of SolidSpeed, Inc., an Internet Content Delivery Services firm, and is a general partner in Arbor Partners, LLC, an eCommerce venture capital fund. Mr. Crandall received a B.S. in electrical engineering, a B.S. in mathematics and an M.S.E. in industrial engineering from the University of Michigan. Mr. Crandall's term expires in 2003.

           David L. Gilmour, 43, is Chairman and CEO of Tacit Knowledge Systems, Inc., an enterprise software company in Palo Alto, California, and a co-founder of Giga with Mr. Gartner. He served as Senior Vice President and Chief Research Officer of Giga from April 1996 to February 1998 and has served as a Director of Giga since July 1995. Until October 1, 1998, Mr. Gilmour served as a special advisor to Giga on Research and Technology. From July 1995 to April 1996, he served as Senior Vice President of Technology of Giga. From July 1993 to July 1995, he served as Chief Executive Officer and a director of ExperNet Corporation, an information technology company that he founded with Mr. Gartner. From October 1992 to April 1993, Mr. Gilmour served as acting President and Chief Executive Officer, and from April 1991 to October 1992 and from April 1993 to July 1993, he served as Executive Vice President, Marketing, of Versant Object Technology Corporation, a computer software company. From 1989 to 1991, he served as Vice President--Database Systems Division, from 1986 to 1989, he served as General Manager--Advanced Products Division, and from 1984 to 1986, he served as Director of Product Planning at Lotus Development Corporation, a software company. Mr. Gilmour received a B.A. in applied physics, and an M.S. in engineering, both from Harvard University, and an M.B.A., with distinction, from Harvard Business School. Mr. Gilmour's term expires in 2003.

           Gideon I. Gartner, 65, served as Chief Executive Officer of Giga from its inception in March 1995 until May 1999 and as Chairman of the Board of Directors from Giga's inception until October 1999. He served as President of Giga from October 1997 until May 1999. He currently serves as a Director of Giga. From 1993 to 1994, he was a private investor. From 1991 to 1992, he served as Chairman, and from 1979 to 1991 he served as President, Chairman and Chief Executive Officer of Gartner Group, Inc., an information technology company that he founded. In 1984, Mr. Gartner founded Gartner Securities Corp., which changed its name to Soundview Financial Group; Mr. Gartner served as chairman of this company through 1991. From 1972 to 1979, he served as a technology analyst and subsequently as a partner at Oppenheimer & Co. Inc., an entity engaged in the financial services business. Mr. Gartner received his B.S. in engineering from Massachusetts Institute of Technology and received an M.S. in management from MIT's Sloan School of Management. Mr. Gartner's term expires in 2001.

           Bernard Goldstein, 70, has served as a Director of Giga since April 1997. He is a Director of Broadview International, LLC, which he joined in 1979. He is a past President of the Information Technology Association of America, the industry trade association of the computer services industry, and past Chairman of the Information Technology Foundation. Mr. Goldstein was a Director of Apple Computer Inc. until August 1997, and is currently a Director of Sungard Data Systems, Inc., SPSS, Inc. and several privately held companies. Mr. Goldstein received a B.S. from the Wharton School at the University of Pennsylvania and an M.S. from the Graduate School of Business at Columbia University. Mr. Goldstein's term expires in 2001.

           John B. Landry, 53, has served as a Director of and consultant to Giga since August 1999 and on the Board of Advisors since March 1996. Since 2001, Mr. Landry has been Chairman of Lead Dog Ventures, a firm providing emerging technology companies access to intellectual, relationship and financial capital. From 1995 to 2000, Mr. Landry has served as vice president of technology strategy for IBM. From February 1999 to June 2000, Mr. Landry also served as chairman of AnyDay.com, an Internet calendar and personal information management company. From March 1996 to January 1999, he also served as chairman of Narrative Communications, an Internet-based media advertising and direct marketing company. From December 1990 to June 1995, Mr. Landry served as the senior vice president of development and chief technology officer for Lotus Development Corporation, a provider of software products and services. He also serves as a director of Lante Corporation, a business systems integration firm; MCK Communications, Inc., a voice-over-IP telecommunications company; Interliant, Inc., an applications service provider; as well as several other private companies. Mr. Landry's term expires in 2001.

           A.G.W. ("Jack") Biddle, III, 40, has served as a Director of Giga since May 1999. He co-founded Novak Biddle Venture Partners in 1996 and serves as one of its General Partners. In 1995, Mr. Biddle was an independent consultant and investor. During that period, he was a consultant to Giga on Giga's acquisition of BIS Strategic Decisions, Inc. From 1990 to 1995, Mr. Biddle was CEO of InterCap Graphics Systems. From 1987 to 1990, Mr. Biddle was with Vanguard Atlantic, Ltd., a merchant banking group focused on software and telecommunications. From 1985 to 1987, Mr. Biddle was an IT industry analyst with Gartner Group, Inc. and Executive Assistant to the then CEO, Gideon I. Gartner. During that period, Mr. Biddle was Secretary of Gartner Group's Executive Committee and published original research on global issues in IT with emphasis on telecommunications. He has been a member of the Computer & Communications Industry Association since 1983 and a member of its Board since 1990. Mr. Biddle is a Director of Paratek Microwave, Princeton Electronics, Answerlogic and DiamondbackVision, and a Board observer at Blackboard, Inc., and Tantivy Communications. He received a B.A. degree in Economics from the University of Virginia. Mr. Biddle's term expires in 2002.

           Neill H. Brownstein, 57, has served as a Director of Giga since July 1995. Since January 1995, he has been a private investor. From 1970 to January 1995, Mr. Brownstein was associated with Bessemer Securities Corporation and was a Founder and General Partner of three affiliated venture capital funds:
Bessemer Venture Partners L.P., Bessemer Venture Partners II L.P., and Bessemer Venture Partners III L.P., for which he currently serves as a Special General Partner. Since 1970, he has been President of Neill H. Brownstein Corporation, an investment management counseling enterprise. He also serves as a Director of VYYO, Inc. Mr. Brownstein received a B.A. from Columbia College of Columbia University and an M.B.A. from the Kellogg School of Management of Northwestern University. Between 1979 and 1988, Mr. Brownstein also served as a Director of Gartner Group, Inc. Mr. Brownstein's term expires in 2002.

           Robert K. Weiler, 50, was elected President and Chief Executive Officer of Giga in May 1999 and assumed full-time duties in August 1999. He was elected as a Director in August 1999, and was elected Chairman of the Board of Directors in October 1999. Prior to joining Giga, he was President and Chief Executive Officer of Eastman Software (formerly Wang Software). From January 1991 to December 1995 he served as Senior Vice President, Worldwide Sales & Marketing, Service & Support for Lotus Development Corp. From October 1988 to January 1991 he was President and Chief Operating Officer of Interleaf, Inc., a hardware and electronic publishing/document management software company. From August 1986 to September 1987, Mr. Weiler served as Executive Vice President, Worldwide Sales & Marketing for Cullinet Software. He was appointed President and Chief Executive Officer in August 1987 and served in that capacity until September 1988. From August 1985 to 1986 Mr. Weiler was CEO and President of Distribution Management Systems, an application software company acquired by Cullinet. From 1976 to 1985 Mr. Weiler served in a variety of management positions for McCormack and Dodge, a privately held software company until purchased by Dun & Bradstreet Software in 1983. Mr. Weiler holds a B.A. degree from Saint Anselm College. Mr. Weiler's term expires in 2002.

                             EXECUTIVE COMPENSATION

ITEM 11.  SUMMARY COMPENSATION TABLE

           The following table sets forth a summary of all compensation awarded or paid to or earned by the Chief Executive Officer, and the other executive officers of Giga whose total salary and bonus in fiscal 2000 exceeded $100,000 (sometimes collectively referred to herein as the "Named Executive Officers") for services rendered in all capacities to Giga (including its subsidiaries) for the fiscal years ended December 31, 2000, 1999 and 1998.

                                                                                                                  LONG TERM
                                                                     ANNUAL COMPENSATION                         COMPENSATION
                                                    ----------------------------------------------------            AWARDS
                                                                                                                 ------------
                                                                                                                  SECURITIES
                                                                                          OTHER ANNUAL            UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR        SALARY($)          BONUS($)          COMPENSATION($)          OPTIONS (#)
---------------------------             ----        ---------          --------          ---------------         ------------
ROBERT K. WEILER....................    2000          300,000(2)            --                 --
Chairman, President and                 1999          112,000           50,000(3)              --                   650,000(4)
  Chief Executive Officer(1)            1998               --               --                 --                        --

DANIEL M. CLARKE....................    2000          200,000           20,000                 --
Sr. Vice President, CFO,                1999          200,000           30,000                 --                    52,000
  Treasurer, Secretary                  1998          154,956           30,000                 --                    28,000(5)

DANIEL MAHONEY......................    2000          198,771           20,000                 --                    40,000
Sr. Vice President,                     1999          167,917           25,575                 --                    27,833
  Research                              1998          141,999           23,250                 --                    10,500


------------------

(1) Mr. Weiler was elected President and Chief Executive Officer of Giga on May 13, 1999. He was elected Chairman of the Board effective as of October 26, 1999. Mr. Weiler did not commence serving as a full-time employee and did not start receiving compensation, other than the grant to him on May 13, 1999 of options to purchase 600,000 shares of Giga's common stock, until August 15, 1999.

(2) Effective October 26, 1999, Mr. Weiler agreed to defer receipt, without interest, of his calendar year 2000 base salary and bonus until 2001. Mr. Weiler's salary was paid on February 15, 2001. Mr. Weiler did not receive a bonus payment for 2000.

(3) Mr. Weiler received a signing bonus of $50,000 pursuant to the terms of his employment agreement dated May 13, 1999 (see "Employment Contracts").

(4) Mr. Weiler was awarded 600,000 options at a price of $3.9375 per share under his employment agreement (see "Employment Contracts"). On October 26, 1999, he was granted an additional 50,000 options at a price of $3.3125 per share.

(5) On December 7, 1998, Mr. Clarke was granted options to purchase 20,000 shares of Giga's common stock in connection with his appointment as Acting Chief Operating Officer.

                              OPTION GRANTS IN 2000

           The following table shows all grants of options to the Named Executive Officers for the fiscal year ended December 31, 2000.

                                                                                           POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                           RATES OF STOCK PRICE
                                                                                         APPRECIATION FOR OPTION
                                            INDIVIDUAL GRANTS                                    TERM(3)
                       -----------------------------------------------------------       -----------------------
                                         % OF TOTAL
                          NUMBER          OPTIONS
                       OF SECURITIES     GRANTED TO      EXERCISE
                        UNDERLYING       EMPLOYEES       OR BASE
                          OPTIONS        IN FISCAL        PRICE        EXPIRATION           5%             10%
NAME                    GRANTED(#)        YEAR(2)         ($/SH)          DATE             ($)             ($)
----                    ----------        -------         ------          ----             ---             ---
Daniel Mahoney             40,000(1)         3.60        5.8750          1/21/10        $382,790        $609,529

--------------------


(1) Of the 40,000 options granted to Mr. Mahoney, 31,181 are Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and 8,819 do not constitute Incentive Stock Options ("Nonqualified Stock Options").

(2) Based on an aggregate of 1,110,654 options granted to employees in fiscal year 2000, including options granted to Named Executive Officers.

(3) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, computed annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of Giga's common stock, the optionholders' continued employment through the option period and the date on which the options are exercised.

                       OPTION VALUES AT DECEMBER 31, 2000

           No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2000. The following table provides information as to the value of options held by the Named Executive Officers as of December 31, 2000.

                                 NUMBER OF SECURITIES
                                      UNDERLYING                             VALUES OF UNEXERCISED
                                      UNEXERCISED                                 IN-THE-MONEY
                                        OPTIONS                                    OPTIONS AT
                                AT FISCAL YEAR END (#)                       FISCAL YEAR END($) (1)
                                ----------------------                       ----------------------
         NAME              EXERCISABLE         UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
         ----              -----------         -------------           -----------           -------------
Robert K. Weiler........     166,667              483,333                156,250                484,375

Daniel M. Clarke........      50,167               49,833                 52,651                 23,589

Daniel Mahoney..........      22,824               67,176                 36,254                 41,111


----------------

(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 2000 were exercised, determined by multiplying the number of shares underlying the options by the difference between $4.875 (the closing price of Giga's common stock on December 31, 2000) and the per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the options.

COMPENSATION OF DIRECTORS

           Each Director of Giga who is not a full-time employee of Giga or any subsidiary (the "Non-Employee Directors") is reimbursed for expenses incurred in connection with attendance at the meetings of the Board of Directors and committees thereof and is entitled to receive stock options under Giga's 1997 Director Option Plan (the "Director Plan"). Directors who are full-time employees of Giga currently receive no compensation for serving as Directors.

           The Director Plan, adopted in June 1997 and amended in May 2000, provides for the grant of stock options to Non-Employee Directors. Only non-statutory options not entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted under the Director Plan. For a discussion of certain current consulting arrangements between Giga and Messrs. Crandall and Landry, see "Certain Relationships and Related Transactions."

EMPLOYMENT CONTRACTS

           Gideon I. Gartner. Giga entered into a non-competition agreement with Mr. Gartner, dated November 13, 1995, pursuant to which Mr. Gartner has agreed not to compete with Giga, solicit any employee or take away any customer of Giga either during his employment with Giga or for so long thereafter as Giga continues to pay Mr. Gartner annual compensation of at least $120,000 (whether as an employee, consultant or in the form of severance or post-employment benefits).

           Effective as of January 1, 1999, Giga entered into an agreement with Mr. Gartner pursuant to which he agreed to continue as Chairman of the Board of Directors for so long as he was a Director of Giga and to continue to act as President and Chief Executive Officer of Giga until the Board of Directors hired a new Chief Executive Officer. Effective as of May 13, 1999, upon the hiring of Robert K. Weiler as Giga's new President and Chief Executive Officer, Mr. Gartner ceased serving as President and Chief Executive Officer and as of October 26, 1999 he resigned as Chairman of the Board of Directors. Pursuant to his agreement, which is still in effect, Mr. Gartner agreed to make himself available to Giga, as requested, for up to 80 business days during the first year of the agreement, which amount of time will be reduced by up to 15% in each year thereafter as determined by Giga after consultation with Mr. Gartner. As compensation for his services as an employee, Mr. Gartner received a salary at the rate of $260,000 per annum for the first year and $221,000 per annum for the second year. This rate of compensation will decrease by up to 15% each year thereafter commensurate with his level of availability in the relevant year, provided that Giga and Mr. Gartner may mutually agree to an increase in the level of Mr. Gartner's service in any year with a commensurate increase in his compensation. This agreement will continue unless and until terminated by either Giga or Mr. Gartner upon not less than 90 days' prior written notice to the other, with or without cause.

           Robert K. Weiler. Giga entered into an employment agreement with Mr. Weiler, dated May 13, 1999, pursuant to which Mr. Weiler has agreed to serve as the President and Chief Executive Officer of Giga. Mr. Weiler did not commence serving as a full-time employee until August 15, 1999. As compensation for his services as President and Chief Executive Officer, Giga agreed to pay Mr. Weiler an annual salary at the rate of $300,000 per annum, subject to adjustment annually, and an initial signing bonus of $50,000. Pursuant to the agreement, Mr. Weiler also was awarded options to purchase 600,000 shares of Giga's common stock under Giga's 1999 Share Incentive Plan at an exercise price of $3.938 per share. In addition, Mr. Weiler is entitled to participate in Giga's annual bonus plan for its executives, which plan provides that Mr. Weiler may receive a cash bonus of up to 100% of his then base salary. Giga has the right to terminate Mr. Weiler's employment, with or without cause, and Mr. Weiler has the right to terminate his employment agreement with Giga for any reason whatsoever. Effective as of October 26, 1999, Mr. Weiler agreed to defer receipt, without interest, of his calendar year 2000 base salary and bonus. Mr. Weiler's 2000 base salary was paid on February 15, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Compensation Committee currently are Neill H. Brownstein and A.G.W. Biddle, III, neither of whom is or has been an officer or employee of Giga.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of Giga's common stock as of April 16, 2001 by: (1) each person known by Giga to own beneficially more than 5% of the outstanding shares of Giga's common stock; (2) each of Giga's directors; (3) each of the executive officers whose names appear in the summary compensation table; and (4) all directors and executive officers as a group.

                                                                                        % OF SHARES
                                                                                        BENEFICIALLY
BENEFICIAL OWNER                                             NUMBER OF SHARES(1)           OWNED(2)
----------------                                             ----------------              -----
Gideon I. Gartner................................               2,289,029(3)                21.8%
145 W. 57th Street
Apt. 72-A
New York, NY 10019

W.R. Hambrecht & Co., LLC........................               1,603,500(4)                15.3%
550 15th Street
San Francisco, CA  94103

S Squared Technology Corp........................                 781,925(5)                 7.4%
515 Madison Avenue
New York, NY  10022

21st Century Communications Partners, L.P........                 571,429 (6)                5.4%
767 Fifth Avenue, 45th floor
New York, NY 10153

A.G.W. Biddle, III...............................                 415,574(7)                 3.9%

Robert K. Weiler.................................                 309,167(8)                 2.9%

Neill H. Brownstein..............................                 262,916(9)                 2.5%

Richard L. Crandall..............................                 203,251(10)                1.9%

David L. Gilmour.................................                 140,750(11)                1.3%

Daniel M. Clarke.................................                  65,289(12)                   *

Bernard Goldstein................................                  51,584(13)                   *

Daniel Mahoney...................................                  50,771(14)                   *

John B. Landry...................................                  40,441(15)                   *

All directors and
executive officers as a group (11 persons).......               3,842,273(16)               36.2%


---------------

*       Less than 1%.

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted. Amounts shown include shares issuable within the 60-day period following April 16, 2000 pursuant to the exercise of options or warrants.

(2) On April 16, 2001, there were 10,511,756 shares of Giga's common stock outstanding.

(3) Includes options to purchase 220,000 shares of Giga's common stock that were granted to Mr. Gartner other than pursuant to a formal stock option plan, options to purchase 6,250 shares of Giga's common stock pursuant to the Giga 1997 Director Option Plan and warrants to purchase 12,857 shares of Giga's common stock. Also includes 200,334 shares of Giga's common stock that are held of record by members of Mr. Gartner's family. Mr. Gartner disclaims beneficial ownership of shares held by members of his family.

(4) W.R. Hambrecht & Co., LLC beneficially owns 1,603,500 shares of Giga's common stock (as reported in a Form 5 filed with the Securities and Exchange Commission on March 1, 2001). Mr. William R. Hambrecht, the Manager of W. R. Hambrecht & Co., LLC. has shared voting and dispository power over the common stock held directly by W. R. Hambrecht & Co., LLC. Mr. Hambrecht does not directly own any common stock. For Section 16(a) reporting purposes, Mr. Hambrect has reported indirect beneficial ownership of 270,992 shares of Giga's common stock as a result of him indirectly holding a 16.9% interest in W. R. Hambrecht & Co., LLC. Mr. Hambrecht disclaims beneficial ownership of all shares held by W. R. Hambrecht & Co., LLC except these 270,992 shares.

(5) S Squared Technology Corp. beneficially owns 781,925 shares of Giga common stock (as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001). The sole power to dispose of these shares is held by Seymour L. Goldblatt, President, S Squared Technology Corp.

(6) Includes 387,443 shares of Giga's common stock held by 21-CCP, 131,853 shares of Giga's common stock held by 21-CCTEP and 52,133 shares of Giga's common stock held by 21-CCFP.

(7) Includes 320,000 shares of Giga's common stock held by Novak Biddle Venture Partners, LP (77,143 shares of which are subject to the exercise of warrants), 1,167 shares of Giga's common stock held by Southgate Partners I, 1,167 shares of Giga's common stock held by Southgate Partners II, and 1,167 shares of Giga's common stock held by Southgate Partners III. Also includes options to purchase 7,250 shares of Giga's common stock that were granted to Mr. Biddle pursuant to the Giga 1997 Director Option Plan. Mr. Biddle disclaims beneficial ownership except to the extent of his pecuniary interest in the Novak Biddle shares, and he disclaims beneficial ownership of the Southgate Partners shares that are held in trusts of which he is trustee for his minor children. Mr. Biddle beneficially owns directly 84,823 shares of Giga's common stock.

(8) Includes options to purchase 279,167 shares of Giga's common stock issued pursuant to the Giga 1999 Share Incentive Plan.

(9) Includes 4,000 shares of Giga's common stock held by Mr. Brownstein's children and 5,333 shares of Giga's common stock held by Mr. Brownstein and his spouse jointly. Also includes options to purchase 8,750 shares of Giga's common stock that were granted to Mr. Brownstein pursuant to the Giga 1997 Director Option Plan and warrants to purchase 12,857 shares. Mr. Brownstein disclaims beneficial ownership of the 2,000 shares of Giga's common stock held by Will Gordon, the adult child of his spouse. Mr. Brownstein disclaims beneficial ownership of 2,000 shares of Giga's common stock held by his minor child, Emily Hamilton; however, Mr. Brownstein exercises investment and voting power over these shares.

(10) Includes 38,334 shares of Giga's common stock held by R. Crandall Trust, of which Mr. Crandall serves as trustee (6,429 shares of which are subject to the exercise of warrants) and 4,000 shares of Giga's common stock owned by Mr. Crandall's wife. Also includes options to purchase 80,667 shares of Giga's common stock that were granted to Mr. Crandall pursuant to the Giga 1995 Stock Option/Stock Issuance Plan, of which 74,000 were granted pursuant to Mr. Crandall's current Consulting Agreement with Giga (see "Certain Relationships and Related Transactions"), options to purchase 14,833 shares of Giga's common stock that were granted pursuant to the Giga 1996 Option Plan, and options to purchase 8,750 shares of Giga's common stock that were granted pursuant to the 1997 Director Option Plan.

(11) Includes options to purchase 28,333 shares of Giga's common stock that were granted to Mr. Gilmour other than pursuant to a formal stock option plan and 5,750 shares of Giga's common stock that were granted to Mr. Gilmour pursuant to the Giga 1997 Director Option Plan.

(12) Includes options to purchase 61,584 shares of Giga's common stock that were granted to Mr. Clarke pursuant to the 1996 Option Plan.

(13) Includes warrants to purchase 5,143 shares of Giga's common stock, and options to purchase 10, 250 shares of Giga's common stock that were granted to Mr. Goldstein pursuant to the Giga 1997 Director Option Plan.

(14) Includes options to purchase 5,167 shares of Giga's common stock granted to Mr. Mahoney pursuant to the Giga 1995 Stock Option/Stock Issuance Plan, options to purchase 12,310 shares of Giga's common stock pursuant to the Giga 1996 Option Plan and options to purchase 24,352 shares of Giga's common stock pursuant to the Giga 1999 Share Incentive Plan.

(15) Includes options to purchase 1,667 shares of Giga's common stock that were granted to Mr. Landry pursuant to the Giga 1996 Option Plan, options to purchase 22,000 shares of Giga's common stock that were granted under Mr. Landry's current Consulting Agreement with Giga (see "Certain Relationships and Related Transactions") pursuant to the Giga 1999 Share Incentive Plan and options to purchase 6,250 shares of Giga's common stock pursuant to the Giga 1997 Director Option Plan.

(16) Includes 820,831 shares of Giga's common stock issuable upon exercise of options and 114,429 shares of Giga's common stock issuable upon exercise of warrants held by all directors and executive officers as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENTS

           CRANDALL CONSULTING AGREEMENT

           Effective as of July 1, 1998, Giga entered into a consulting agreement with Mr. Crandall for a two-year period ending on June 30, 2000. The agreement provides for the payment to Mr. Crandall of a fee of $8,333 per month for the first four months of the agreement and a fee of $13,333 per month for each month thereafter, with Mr. Crandall devoting an average of 15 hours per week of his time to Giga in connection with his consulting duties. In addition, Giga granted to Mr. Crandall an option to purchase 100,000 shares of Giga's common stock at an exercise price of $3.625 per share. The option provides for vesting as follows: 28,000 shares vested on June 30, 1999, and 2,000 shares vest monthly thereafter through June 30, 2002; provided, however, that vesting will accelerate (i) upon a "change in control" of Giga or (ii) if Mr. Crandall fails to be nominated or re-elected as a Director of Giga without his prior consent. The option will terminate if the consulting agreement expires by its terms and Mr. Crandall no longer serves as a consultant on other agreed terms or as a Director of Giga.

           LANDRY CONSULTING AGREEMENT

           Effective as of August 23, 1999, Giga entered into a consulting agreement with John Landry for a two-year period ending August 31, 2001, or until completion of his project. The agreement provides that Mr. Landry will devote an average minimum of 15 hours per month to Giga in connection with his consulting duties. In consideration for his services, Giga granted to Mr. Landry an option to purchase 25,000 shares of Giga's common stock at an exercise price of $5.75 per share. The option provides for vesting as follows: 2,000 shares vested on September 30, 1999 and 1,000 shares vest monthly thereafter through August 31, 2001; provided, however, that vesting will accelerate (1) upon a "change in control" of Giga or (2) if Mr. Landry fails to be nominated or re-elected as a Director of Giga without his prior consent. The option will terminate if either Mr. Landry or Giga terminates the consulting agreement prior to August 31, 2001.

STOCKHOLDER RIGHTS

           REGISTRATION RIGHTS AGREEMENT

           In connection with its preferred stock financings, Giga entered into a Registration Rights Agreement, dated November 13, 1995, as amended, with its preferred stockholders (the "Investors") and Messrs. Gartner and Gilmour (the "Management Persons"). The Registration Rights Agreement provides that, following June 30, 1998, the holders of at least 30% of the Registrable Securities (as defined in the Agreement) then outstanding, excluding shares held by Management Persons, shall have two demand registration requests (no more than one within a twelve-month period). At such time as Giga becomes eligible to file a registration statement under the Securities Act on Form S-3, the holders of at least 20% of the Registrable Securities then outstanding may make six additional demand registration requests (no more than one within a six-month period). The Registration Rights Agreement also provides the holders of Registrable Securities with unlimited piggyback registration rights in the event Giga proposes to register its Common Stock under the Securities Act in connection with a public offering.

           Pursuant to the Registration Rights Agreement, Giga will pay all expenses (other than underwriting discounts and commissions) incurred in connection with demand registrations and piggyback registrations. In addition, Giga has agreed to indemnify each holder of Registrable Securities and any underwriter for such holder against certain liabilities, including liabilities under federal and state securities laws. The Registration Rights Agreement terminates with respect to each holder of Registrable Securities upon the later of (1) three years following the consummation of a qualified public offering or
(2) such time following an initial public offering of Giga as such holder is entitled under Rule 144 to dispose of all Registrable Securities held by such holder during any 90-day period.

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

3.3 (12) Amendment No. 1 to the Amended and Restated By-Laws of the Registrant

4 (1) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant

10.1 (1) Registration Rights Agreement dated November 13, 1995, as amended, among the Registrant, the Investors named on Exhibit A thereto, Gideon I. Gartner and David L. Gilmour

10.2 (5)+               Employment Agreement dated December 24, 1998 between the
                        Registrant and Gideon I. Gartner

10.3(5) Consulting Agreement dated December 18, 1998 between the Registrant and Richard L. Crandall

10.4 (1) Non-competition Agreement dated November 13, 1995 between the Registrant and Gideon I. Gartner

10.5 (1) Lease dated October 31, 1995 between the Registrant and Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

10.6* First Amendment, dated August 7, 2000, to the lease dated October 31, 1995, between the Registrant and One Kendall LLC, successor-in-interest to Cambridge 1400 Limited Partnership, with respect to the premises at One Kendall Square

10.7 (1) Lease dated October 6, 1987, as amended, between BIS Strategic Decisions, Inc. and Charles A. Pesko, Jr. as Trustee of Longwater Circle Trust, with respect to the premises at One Longwater Circle

10.8 (1) Lease dated May 29, 1998, between the Registrant and Trinet Property Partners, L.P., with respect to the premises at One Longwater Circle

10.9 (17)               First Amendment, dated October 1, 2000, to the lease
                        dated May 29, 1998, between the Registrant and Trinet
                        Property Partners, L.P., with respect to the premises at One Longwater Circle

10.10 (2)+              Giga Information Group, Inc. 1995 Stock Option/Stock
                        Issuance Plan

10.11 (3) +             Giga Information Group, Inc. 1996 Stock Option Plan

10.12 (12) +            Amendment No. 1 to Giga Information Group, Inc. 1996
                        Stock Option Plan

10.13 (16) +            Amendment No. 2 to Giga Information Group, Inc. 1996
                        Stock Option Plan

10.14 (4) +             Giga Information Group, Inc. 1997 Director Option Plan

10.15 (14) +            Amendment No. 1 to Giga Information Group, Inc. 1997
                        Director Option Plan

10.16 (6) +             Employment Agreement, dated May 13, 1999, between Giga
                        Information Group, Inc. and Robert K. Weiler

10.17 (13) +            Letter Agreement effective as of October 26, 1999
                        between the Registrant and Robert K. Weiler providing for the deferral of year 2000 compensation

10.18 (7) +             Giga Information Group, Inc. 1999 Share Incentive Plan

10.19 (15) +            Amendment No. 1 to Giga Information Group, Inc. 1999
                        Share Incentive Plan

10.20 (16) +            Amendment No. 2 to Giga Information Group, Inc. 1999
                        Share Incentive Plan

10.21 (8)               Giga Information Group, Inc. 1999 Employee Stock
                        Purchase Plan

10.22 (9)               Lease dated June 18, 1999 between the Registrant and The
                        Linden Limited Partnership with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

10.23 (18)              First Amendment, dated August 28, 2000, to the lease
                        dated June 18, 1999, between the Registrant and The
                        Linden Limited Partnership, with respect to its headquarters at 139 Main St., Cambridge, Massachusetts

10.24 (9)               Sublease dated June 28, 1999, between the Registrant and
                        InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

10.25 (19)              First Amendment, dated October 12, 2000, to the sublease
                        dated June 28, 1999, between the Registrant and InCert
                        Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

10.26 (10)              Consulting Agreement dated as of August 23, 1999 between
                        the Registrant and John Landry

10.27 (11)              Rights Agreement dated as of February 18, 2000 between
                        Giga Information Group, Inc. and American Stock Transfer
                        & Trust Co., as Rights Agent. The Rights Agreement includes as Exhibit B the form of Right Certificate and as Exhibit C the form of Certificate of Designations

10.28 (12)              Accounts Receivable Financing Agreement, dated as of
                        April 7, 2000, between the Registrant and Silicon Valley
                        Bank, Specialty Finance Division

10.29 (20)              Accounts Receivable Financing Modification Agreement,
                        dated October 31, 2000, between the Registrant and Silicon Valley Bank

11 (21)                 Statement re computation of earnings per share

21 (22)                 Subsidiaries of the Registrant

23 (23)                 Consent of PricewaterhouseCoopers LLP


--------------------------------------------------------------------------------

        +       Management contract or compensatory plan or arrangement

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

        (13) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 30, 2000.

        (14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.

        (15) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.

        (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2000.

        (17) Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (18) Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (19) Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (20) Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (21) Incorporated by reference to Exhibit 11 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (22) Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

        (23) Incorporated by reference to Exhibit 23 to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GIGA INFORMATION GROUP, INC.

                                      By: DANIEL M. CLARKE
                                          -----------------------------------
                                          Daniel M. Clarke
                                          Senior Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


Date: April 30, 2001