Form 10-Q
period 2001-03-31
GIGA INFORMATION GROUP INC
filed 2001-05-15
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of May 10, 2001, there were 10,511,756 shares of Common Stock, $.001 par value, of the registrant outstanding.

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001


                                      INDEX

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for the three months
                               ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)               3.

                     Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited)
                               and December 31, 2000                                                         4.

                     Condensed Consolidated Statements of Cash Flows for the three months
                               ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)               5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                        6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                        10.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             18.


PART II - OTHER INFORMATION


                     Item 6.  Exhibits and Reports on Form 8-K                                              19.


SIGNATURE PAGE                                                                                              20.


EXHIBIT INDEX                                                                                               21.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2001             2000
                                                                  ----------------  ---------------
Revenues:
    Research, advisory and consulting                              $        16,472  $        14,877
    Other, principally events                                                  998            1,962
                                                                  ----------------  ---------------

    Total revenues                                                          17,470           16,839

Costs and expenses:
    Cost of services                                                         7,132            7,229
    Sales and marketing                                                      7,568            7,739
    Research and development                                                   216              646
    General and administrative                                               2,119            2,692
    Depreciation and amortization                                              848              645
                                                                  ----------------  ---------------

    Total costs and expenses                                                17,883           18,951
                                                                  ----------------  ---------------

Loss from operations                                                          (413)          (2,112)
                                                                  ----------------  ---------------

Interest income                                                                 30              107
Interest expense                                                               (18)             (23)
Foreign exchange loss                                                          (84)            (463)
                                                                  ----------------  ---------------

    Loss from operations before income taxes                                  (485)          (2,491)
Income tax benefit                                                             (20)             (27)
                                                                  ----------------  ---------------

Net loss                                                           $          (465) $        (2,464)
                                                                  ================  ===============

Results per common share:
    Historical -  basic and diluted:
       Net loss                                                    $         (0.04) $         (0.24)
                                                                  ================  ===============
       Weighted average number of shares used to compute
             Results per common share                                   10,482,925       10,106,752
                                                                  ================  ===============

          The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2001                2000
                                                                                         -----------------  -------------------
                                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                            $           1,360  $             1,640
    Restricted cash                                                                                    663                  620
    Trade accounts receivable, net of allowance for uncollectible accounts of $372
       and $388 at March 31, 2001 and December 31, 2000, respectively                               16,638               20,083
    Pledged accounts receivable                                                                        -                  1,717
    Unbilled accounts receivable                                                                     6,324                6,466
    Prepaid expenses and other current assets                                                        6,081                6,052
                                                                                         -----------------  -------------------
       Total current assets                                                                         31,066               36,578
Property and equipment, net                                                                          7,177                6,375
Restricted cash                                                                                         14                   61
Other assets                                                                                         1,276                1,270
                                                                                         -----------------  -------------------
       Total assets                                                                      $          39,533  $            44,284
                                                                                         =================  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                     $           3,876  $             4,337
    Deferred revenues                                                                               39,211               39,234
    Accrued expenses and other current liabilities                                                   6,083                9,669
    Current portion of capitalized lease obligations                                                   307                  137
    Short-term borrowings                                                                              -                  1,352
                                                                                         -----------------  -------------------
       Total current liabilities                                                                    49,477               54,729
Capitalized lease obligations, net of current portion                                                  500                  216
Deferred revenues                                                                                    1,373                  881
                                                                                         -----------------  -------------------
       Total liabilities                                                                            51,350               55,826

Stockholders' deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized at March 31, 2001 and December 31, 2000, no shares issued and outstanding at March 31, 2001
    and December 31, 2000                                                                              -                    -
Common Stock, $.001 par value: 60,000,000 shares authorized at March 31, 2001 and December 31, 2000, 10,492,562 and 10,464,741 shares issued and
    outstanding at March 31, 2001 and December 31, 2000, respectively                                   10                   10
Additional paid-in capital                                                                          82,941               82,896
Deferred compensation                                                                                 (513)                (569)
Accumulated deficit                                                                                (95,682)             (95,217)
Accumulated other comprehensive income                                                               1,427                1,338
                                                                                         -----------------  -------------------
       Total stockholders' deficit                                                                 (11,817)             (11,542)
                                                                                         -----------------  -------------------
       Total liabilities and stockholders' deficit                                       $          39,533  $            44,284
                                                                                         =================  ===================

          The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          -------------------------------
                                                                                                2001           2000
                                                                                          --------------  ---------------
Cash flows from operating activities:
    Net loss                                                                               $       (465)  $    (2,464)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                                848           645
       Amortization of deferred financing costs                                                      21            -
       Provision for doubtful accounts                                                               (2)           (9)
       Gain on sale of fixed assets                                                                  (1)           -
       Compensation expense related to stock options                                                 39           523
       Change in assets and liabilities:
          Decrease in billed and unbilled accounts receivable                                     5,111         5,930
          (Increase) decrease in prepaid expenses and other current assets                          (21)          211
          (Increase) decrease in other assets                                                        (6)            6
          Increase in deferred revenues                                                             699           512
          Decrease in accounts payable and accrued liabilities                                   (3,955)       (2,566)
                                                                                          --------------  ---------------
             Net cash provided by operating activities                                            2,268         2,788
                                                                                          --------------  ---------------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                   (1,133)          (429)
    Proceeds from maturities of marketable securities                                               -             801
    Other, net                                                                                       1              2
                                                                                          --------------  ---------------
             Net cash (used in) provided by investing activities                                (1,132)           374
                                                                                          --------------  ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under option plans                                        22           205
    Proceeds from issuance of common stock due to exercise of warrants                               -            116
    Proceeds from issuance of common stock under employee stock purchase plan                        39            -
    Principal payments on long-term debt                                                             -           (123)
    Net short-term payments on Accounts Receivable Financing Agreement                           (1,352)           -
    Principal payments under capital lease obligations                                              (76)           -
                                                                                          --------------  ---------------
             Net cash (used in) provided by financing activities                                 (1,367)            198
                                                                                          --------------  ---------------


Effect of exchange rates on cash                                                                    (49)           (48)
                                                                                          --------------  ---------------
Net (decrease) increase in cash and cash equivalents                                               (280)         3,312
Cash and cash equivalents, beginning of period                                                    1,640          5,065
                                                                                          --------------  ---------------
Cash and cash equivalents, end of period                                                    $     1,360    $     8,377
                                                                                          ==============  ===============

Noncash investing and financing activities:
    Purchase of assets under capital lease obligations                                      $       530    $        -


     The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 2000, as filed with the Securities and Exchange Commission.


2.         Historical Net Loss per Common Share

           Giga computes basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. As a result, options and warrants to purchase shares of common stock in the amount of 4,065,097 shares at March 31, 2001 and 3,580,999 shares at March 31, 2000 were excluded from the calculation of diluted net loss per common share. At March 31, 2001, options and warrants for 602,666 shares of common stock had an exercise price that was below the average market value per share of Giga's common stock during the fiscal quarter.


3.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (loss) and its components in general purpose financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At March 31, 2001 and 2000, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      --------------------------------
                                                                           2001            2000
                                                                      ---------------  ---------------
Net loss                                                                     $  (465)       $ (2,464)
    Other comprehensive income, net of tax:
                  Foreign currency translation adjustment                         89             285
                                                                      ---------------  ---------------

Comprehensive loss                                                           $  (376)       $ (2,179)
                                                                      ===============  ===============

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


4.         New Accounting Pronouncement

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


5.         Restructuring and Exit Costs

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. As a result, nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. The relocation is expected to be completed in the third quarter of fiscal 2001. For the year ended December 31, 2000, approximately $91,000 of additional rent expense and lease cancellation fees, $65,000 of incremental salaries and benefits cost and $28,000 of incremental real estate and legal fees were charged to expense. Of the total charges, $68,000 was recorded as cost of services, $67,000 was recorded as sales and marketing expenses and $49,000 was recorded as general and administrative expenses. As of December 31, 2000, $77,000 of the amounts had been paid against these liabilities. As of March 31, 2001, no additional amounts have been paid or charged against these liabilities.


6.         Accounts Receivable Financing Agreement

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent was charged on the average daily financed receivable balance outstanding.

           During the first quarter of 2001, Giga pledged approximately $4.2 million of accounts receivable as collateral and received proceeds of approximately $3.3 million. As of March 31, 2001, the entire balance outstanding under the Financing Agreement was repaid. Giga was subject to certain covenants under the Financing Agreement, the most restrictive of which required total revenues to increase on a quarterly basis. Giga was in compliance with these covenants as of March 31, 2001.

           In April 2001, Giga renewed the Financing Agreement for another one-year period, allowing Giga to continue to borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 0.5 percent and a monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. Giga is subject to certain covenants under the renewed Financing Agreement, the most restrictive of which requires Giga to maintain an adjusted quick ratio, a ratio of quick assets, which include cash and receivables, to current liabilities minus deferred revenue, of at least 1.25 to 1.00. Giga anticipates that it will be able to maintain compliance with this covenant.

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

7.         Warrants

           In April 2000, upon execution of the Financing Agreement discussed in
Note 6, Giga issued warrants to the bank to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. As of March 31, 2001, none of these warrants were exercised. The estimated fair value of the warrants, at the time of issuance, was approximately $82,000, which was recorded as deferred financing costs and is reported as prepaid expenses and other current assets. These costs were amortized over the term of the Financing Agreement. During the first quarter of 2001, Giga recognized charges of approximately $21,000 for the amortization of the financing costs.

           In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants outstanding that were issued upon the original execution of the Financing Agreement have been modified such that the initial exercise price has been reduced to $1.50 per share from $5.00 per share. The fair value of the warrants will be determined based upon a Black-Scholes calculation and any adjustments to amortization of deferred financing costs will be recorded in the financial statements.


8.         Listing of Common Stock

           On January 4, 2001, Giga announced that the listing of its common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market effective as of the opening of business on January 5, 2001. Giga was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market. On March 23, 2001, Giga announced that the listing of its common stock was transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market effective as of the opening of business on March 23, 2001. The listing of Giga's common stock was transferred to the OTC Bulletin Board because Giga was not in compliance with the net tangible assets/market capitalization/net income requirement, including the minimum $35,000,000 market capitalization requirement.


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

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


           Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000, due to the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga, in September 2000), Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three months ended March 31, 2001 and 2000, respectively (in thousands).

                                                 REVENUES                                   TOTAL ASSETS
                                 -----------------------------------------     ----------------------------------------
                                       THREE MONTHS ENDED MARCH 31,                           MARCH 31,
                                 -----------------------------------------     ----------------------------------------
                                        2001                 2000                     2001                2000
                                 -------------------  --------------------     -------------------  -------------------
United States                     $          14,329   $          13,409         $          34,180   $          32,131
United Kingdom                                2,363               2,488                     3,838               5,190
Other International                             778                 942                     1,515               3,187
                                 -------------------  --------------------     -------------------  -------------------
      Consolidated                $          17,470   $          16,839         $          39,533   $          40,508
                                 ===================  ====================     ===================  ===================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR HISTORY OF LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE OF AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS, AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

           Giga's principal products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed quarterly or monthly. Amounts billed in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Revenues from project consulting and Web Site ScoreCard are recognized as such services are performed. Revenues from events are recognized as they occur. Unbilled receivables, the majority of which are due within one year, are primarily recorded as a result of contractual extended billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned. With the consistent application of these accounting policies as well as growth in contract value and volume, trade accounts receivable, deferred revenues, unbilled accounts receivable and deferred commissions are expected to increase.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga operates in the European Community primarily through wholly-owned subsidiaries in the United Kingdom and Germany. These subsidiaries manage direct sales personnel in other countries in the European Community as well. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga, named Giga Information Group, S.A. As a result of issuing shares of Giga Information Group S.A. to new investing parties, Giga's ownership of Giga Information Group S.A. decreased from 100% to 19.9%. Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Giga also markets its products in Israel, Korea, Argentina, Brazil, Australia, India, Hong Kong and Japan through representatives. Revenues from these representatives have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At March 31, 2001, Revenue Run Rate increased 14% to $77.7 million from $68.3 million at March 31, 2000. Annualized Value at March 31, 2001 increased 15% to $70.1 million from $60.9 million at March 31, 2000.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct costs include personnel expenses for analysts and other personnel, direct expenses for events and conferences, royalties to third party information providers and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to develop, enhance and operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software and assets under capital lease obligations.

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U. K. and Windsor, U. K. locations into one common facility. Pursuant to this plan, approximately $68,000 was recorded as cost of services, $67,000 was recorded as sales and marketing expense and $49,000 was recorded as general and administrative expenses for the year ended December 31, 2000. As of December 31, 2000, approximately $77,000 of these amounts had been paid against these liabilities. As of March 31, 2001, no additional amounts have been paid or charged against these liabilities. See Note 5 to the Condensed Consolidated Financial Statements.

           Since its inception, Giga has incurred substantial costs to develop its products and services, establish its GigaWeb system, build a management team and recruit, employ and train research analysts, sales personnel and support staff for its business. Giga has incurred substantial tax loss carryforwards since its inception, and acquired certain tax loss carryforwards. Due to the magnitude of these existing tax loss carryforwards and substantial uncertainties associated with its business, Giga is unable to conclude that it is more likely than not that the deferred tax associated with these tax loss carryforwards will be realized. Accordingly, this deferred tax asset has been fully reserved. This valuation allowance will be reduced and the deferred tax asset will be recognized when and if it becomes more likely than not that the deferred tax asset will be realized.

RESULTS OF OPERATIONS


           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ------------------------------
                                                            2001            2000
                                                        -------------- ---------------
Revenues:
    Research, advisory and consulting                             94%             88%
    Other, principally events                                      6%             12%
                                                        -------------- ---------------

    Total revenues                                               100%            100%
                                                        ============== ===============

Costs and expenses:
    Cost of services                                              41%             43%
    Sales and marketing                                           43%             46%
    Research and development                                       1%              4%
    General and administrative                                    12%             16%
    Depreciation and amortization                                  5%              4%
                                                        -------------- ---------------

    Total costs and expenses                                     102%            113%
                                                        -------------- ---------------

Loss from operations                                             (2%)           (13%)
                                                        -------------- ---------------

Interest income                                                     -              1%
Interest expense                                                    -               -
Foreign exchange loss                                            (1%)            (3%)
                                                        -------------- ---------------

    Loss from operations before income taxes                     (3%)           (15%)
Income tax benefit                                                  -               -
                                                        -------------- ---------------

Net loss                                                         (3%)           (15%)
                                                        ============== ===============


           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

           Revenues. Total revenues increased 4% to $17.5 million for the three months ended March 31, 2001 from $16.8 million for the same three-month period in 2000. The increase in total revenues was primarily due to the increase in Research, advisory and consulting revenues.

           Revenues from Research, advisory and consulting increased 11% to $16.5 million for the three months ended March 31, 2001 from $14.9 million for the same three-month period in 2000. The increase in revenues was primarily due to growing market acceptance of Giga's services and revenue growth in international markets.

           Other revenues, principally events decreased 49% to $998,000 for the three months ended March 31, 2001 from $2.0 million for the same three-month period in 2000. The decrease was primarily due to decreased revenues for events registrations and sponsorships, since fewer events were held in the first quarter of 2001.

           Cost of services. Cost of services decreased 1% to $7.1 million for the three months ended March 31, 2001 from $7.2 million for the same three-month period in 2000. The decrease in costs was primarily due to decreased expenses for events since fewer events were held in the first quarter of 2001, offset by increased expenses related to the Customer Advocacy Group that was expanded in the fourth quarter of 2000. Cost of services as a percentage of revenues declined to 41% for the three months ended March 31, 2001 from 43% for the same period of 2000, primarily due to leveraging these costs over increased revenues.

           Sales and marketing. Sales and marketing expenses decreased 2% to $7.6 million for the three months ended March 31, 2001 from $7.7 million for the same three-month period in 2000. The decrease was principally due to the reduction of costs associated with Giga Information Group S.A., a former wholly-owned subsidiary of Giga. In September 2000, Giga Information Group S.A., issued 482,484 shares of its common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. As a result of the transaction, Giga's ownership of Giga Information Group S.A. decreased from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its accounts are no longer included in the consolidated financial results of Giga. Sales and marketing expenses as a percentage of revenues declined to 43% for the three months ended March 31, 2001 from 46% of revenues for the same period of 2000, primarily due to leveraging these costs over increased revenues.

           Research and development. Research and development expenses decreased 67% to $216,000 for the three months ended March 31, 2001 from $646,000 for the same three-month period in 2000. The decrease was primarily due to the capitalization of costs associated with the development of a new enhanced version of GigaWeb during the first quarter in 2001, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), compared to those costs associated with the completion of GigaWeb 3.0 that were expensed during the first quarter of 2000.

           General and administrative. General and administrative expenses decreased 21% to $2.1 million for the three months ended March 31, 2001 from $2.7 million for the same three-month period in 2000. The decrease was primarily due to a decrease in compensation expense related to stock option plans and a decrease in professional fees.

           Depreciation and amortization. Depreciation and amortization expense increased 31% to $848,000 for the three months ended March 31, 2001 from $645,000 for the same three-month period in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000 and for assets acquired under capital leases in the second half of 2000. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $30,000 for the three months ended March 31, 2001 from $107,000 for the same three-month period in 2000 due to lower cash balances available for investment. Interest expense decreased to $18,000 for the three months ended March 31, 2001 from $23,000 for the same three-month period in 2000. The decrease was primarily due to lower interest rates in the first quarter of 2001 versus the first quarter of 2000.

           Foreign exchange loss. Foreign exchange losses recorded for the three months ended March 31, 2001 were $84,000 compared to $463,000 for the same three-month period in 2000 due primarily to realized losses upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable.


LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2001, Giga had cash and cash equivalents of approximately $1.4 million. During the three months ended March 31, 2001, Giga's capital expenditures totaled approximately $1.1 million, primarily for computer equipment and new and enhanced software applications and associated implementation costs. Giga expects that additional purchases of computer equipment and software will be made and placed into service as Giga continues to enhance its infrastructure and as its customer base grows. As of December 31, 2000, Giga entered into an agreement for the customization and deployment of a new enhanced version of GigaWeb. The total cost of this contract is currently estimated at $1.3 million for fiscal year 2001. Currently, this project is expected to be completed during July 2001. As of March 31, 2001, approximately $409,000 of these costs have been capitalized in accordance with EITF 00-02. Except for this agreement, Giga does not currently expect the rate of capital spending through the end of fiscal 2001 to vary significantly from fiscal 2000.

           Net cash provided by operating activities was approximately $2.3 million for the three months ended March 31, 2001 compared to $2.8 million for the same three-month period in 2000. The decrease in net cash provided by operating activities was due principally to a decrease in compensation expense related to stock options and to changes in various balance sheet accounts, particularly billed and unbilled accounts receivable and accounts payable and accrued liabilities.

           Net cash used in investing activities was approximately $1.1 million for the three-month period ended March 31, 2001 compared to net cash provided by investing activities of $374,000 for the same three-month period in 2000. The net cash used in investing activities was primarily due to purchases of capital items and lower proceeds from maturities of marketable debt securities.

           Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2001, compared to net cash provided by financing activities of approximately $198,000 for the same three-month period in 2000. The net cash used in financing activities was primarily due to the net payments of $1.4 million on short-term borrowings under the Accounts Receivable Financing Agreement during the first three months of 2001.

           To date, Giga has spent substantial amounts on capital and operating expenditures, which have contributed to an accumulated deficit of $95.7 million as of March 31, 2001. Giga expects capital and operating expenditures to increase due to numerous factors, including Giga's plans to increase marketing efforts for its services and expand its international operations, to attract and retain qualified employees to support its customer base, to develop and market new services and products, and to continually enhance the GigaWeb system.

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which Giga could borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent was charged on the average daily financed receivable balance outstanding. During the first quarter of 2001, Giga pledged approximately $4.2 million of accounts receivable as collateral and received proceeds of approximately $3.3 million pursuant to the Financing Agreement. As of March 31, 2001, the entire balance outstanding under the Financing Agreement was repaid. Giga was subject to certain covenants under the Financing Agreement, the most restrictive of which required total revenues to increase on a quarterly basis. Giga was in compliance with these covenants as of March 31, 2001. In connection with the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. As of March 31, 2001, none of these warrants were exercised. The estimated fair value of the warrants, at the time of issuance, was approximately $82,000, which was recorded as deferred financing costs and is reported as prepaid expenses and other current assets. These costs were amortized over the term of the Financing Agreement. During the first quarter of 2001, Giga recognized charges of approximately $21,000 for the amortization of the financing costs.

           In April 2001, Giga renewed the Financing Agreement for another one-year period, allowing Giga to continue to borrow up the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 0.5 percent and a monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. Giga is subject to certain covenants under the renewed Financing Agreement, the most restrictive of which requires Giga to maintain an adjusted quick ratio, a ratio of quick assets, which include cash and receivables, to current liabilities minus deferred revenue, of at least 1.25 to 1.00. Giga anticipates that it will be able to maintain compliance with this covenant. In connection with the renewal of the Financing Agreement, the terms of the warrants outstanding that were issued upon the original execution of the Financing Agreement have been modified such that the initial exercise price has been reduced to $1.50 per share from $5.00 per share. The fair value of the warrants will be determined based upon a Black-Scholes calculation and any adjustments to amortization of deferred financing costs will be recorded in the financial statements.

           Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations net of the repayment of short-term borrowings, and its Financing Agreement will be sufficient to fund Giga's cash needs at least through the second fiscal quarter of 2002. However, in the event that Giga encounters difficulties in collecting accounts receivable or collecting unbilled accounts receivable generated as a result of extended billing terms, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, Giga might require additional working capital. If necessary, Giga will consider various sources of additional financing, including, but not limited to, private placements, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.

            On January 4, 2001, Giga announced that the listing of its common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market effective as of the opening of business on January 5, 2001. Giga was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market. On March 23, 2001, Giga announced that the listing of its common stock was transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market effective as of the opening of business on March 23, 2001. The listing of Giga's common stock was transferred to the OTC Bulletin Board because Giga was not in compliance with the net tangible assets/market capitalization/net income requirement, including the minimum $35,000,000 market capitalization requirement.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Based on Giga's overall interest exposure at March 31, 2001, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         10.1 Second Amendment, dated February 2, 2001, to the sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

         10.2 Accounts Receivable Financing Modification Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

         10.3 Intellectual Property Security Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

         10.4 Amendment to Warrant Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

         11       Statement of Computation of Per Share Earnings


(B)      REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated January 5, 2001, pertaining to a press release announcing that the listing of Giga's common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market effective as of the opening of business on January 5, 2001.

           Giga filed a Current Report on Form 8-K, dated February 15, 2001, pertaining to a press release announcing Giga's results of operations for the quarter ended and year ended December 31, 2000.

           Giga filed a Current Report on Form 8-K, dated March 26, 2001, pertaining to a press release announcing that the listing of its common stock was transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market as of the opening of business on March 23, 2001.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GIGA INFORMATION GROUP, INC.

                       May 15, 2001            By: /s/ Daniel M. Clarke
                                                   ----------------------------
                                                   Daniel M. Clarke
                                                   Senior Vice President.
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENTS
------            ------------------------


10.1 Second Amendment, dated February 2, 2001, to the sublease dated June 28, 1999, between the Registrant and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge, Massachusetts

10.2 Accounts Receivable Financing Modification Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

10.3 Intellectual Property Security Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

10.4 Amendment to Warrant Agreement, dated April 6, 2001, between the Registrant and Silicon Valley Bank

11                Statement of Computation of Per Share Earnings