Form 10-Q
period 2001-06-30
GIGA INFORMATION GROUP INC
filed 2001-08-14
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _____ to _____


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of August 7, 2001, there were 10,635,807 shares of Common Stock, $.001 par value, of the registrant outstanding.

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001


                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for the
                               three and six months ended June 30, 2001
                               (unaudited) and June 30, 2000 (unaudited)                           3.

                     Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
                               and December 31, 2000                                               4.

                     Condensed Consolidated Statements of Cash Flows for the six
                               months ended June 30, 2001 (unaudited) and June
                               30, 2000 (unaudited)                                                5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)              6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                               11.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    20.


PART II - OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                                              21.


SIGNATURE PAGE                                                                                     22.


EXHIBIT INDEX                                                                                      23.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                           ----------------------------------   -----------------------------------
                                                                 2001            2000                2001             2000
                                                           ----------------- ----------------   ------------------ ----------------
Revenues:
    Net research, advisory and consulting                   $      16,714    $      15,532       $      33,186     $      30,409
    Other, principally events                                       2,000            1,926               2,998             3,888
                                                           ----------------- ----------------   ------------------ ----------------

    Total revenues                                                 18,714           17,458              36,184            34,297

Costs and expenses:
    Cost of services                                                9,140            8,622              16,272            15,737
    Sales and marketing                                             8,368            8,473              15,936            16,156
    Research and development                                          337              663                 553             1,309
    General and administrative                                      2,421            1,935               4,540             4,597
    Restructuring charge                                            1,025               61               1,025               261
    Depreciation and amortization                                     841              658               1,689             1,303
                                                           ----------------- ----------------   ------------------ ----------------

    Total costs and expenses                                       22,132           20,412              40,015            39,363
                                                           ----------------- ----------------   ------------------ ----------------

Loss from operations                                               (3,418)          (2,954)             (3,831)           (5,066)
                                                           ----------------- ----------------   ------------------ ----------------

Interest income                                                        13               76                  43               184
Interest expense                                                      (68)             (17)                (86)              (40)
Foreign exchange (loss)/gain                                           (3)             133                 (87)             (330)
                                                           ----------------- ----------------   ------------------ ----------------

    Loss from operations before income taxes                       (3,476)          (2,762)             (3,961)           (5,252)
Income tax provision/(benefit)                                          -                1                 (20)              (26)
                                                           ----------------- ----------------   ------------------ ----------------

Net loss                                                    $      (3,476)   $      (2,763)      $      (3,941)    $      (5,226)
                                                           ================= ================   ================== ================

Results per common share:
    Historical -  basic and diluted:
       Net loss                                             $       (0.33)   $       (0.27)     $        (0.38)    $       (0.52)
                                                           ================= ================   ================== ================
       Weighted average number of shares used to
             compute results per common share                  10,511,267       10,177,443          10,497,175        10,142,097


          The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                        JUNE 30,            DECEMBER 31,
                                                                                          2001                  2000
                                                                                    -----------------    -------------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $           374      $         1,640
    Restricted cash                                                                             563                  -
    Trade accounts receivable, net of allowances of $1,000 and $388 at
       June 30, 2001 and December 31, 2000, respectively                                     13,080               20,083
    Pledged accounts receivable                                                               2,018                1,717
    Unbilled accounts receivable                                                              5,692                6,466
    Prepaid expenses and other current assets                                                 5,078                6,052
                                                                                    -----------------    -------------------
       Total current assets                                                                  26,805               35,958
Property and equipment, net                                                                   7,235                6,375
Restricted cash                                                                                 634                  681
Other assets                                                                                  1,291                1,270
                                                                                    -----------------    -------------------
       Total assets                                                                  $       35,965      $        44,284
                                                                                    =================    ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                 $        4,803      $         4,337
    Deferred revenues                                                                        34,710               39,234
    Accrued expenses and other current liabilities                                            7,269                9,669
    Current portion of capitalized lease obligations                                            313                  137
    Short-term borrowings                                                                     1,586                1,352
                                                                                    -----------------    -------------------
       Total current liabilities                                                             48,681               54,729
Capitalized lease obligations, net of current portion                                           419                  216
Deferred revenues                                                                             1,947                  881
                                                                                    -----------------    -------------------
       Total liabilities                                                                     51,047               55,826

Stockholders' deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized at June 30, 2001 and December 31, 2000, no shares issued and outstanding at June 30, 2001
    and December 31, 2000                                                                        -                    -
Common Stock, $.001 par value: 60,000,000 shares authorized at June 30, 2001 and December 31, 2000, 10,524,878 and 10,464,741 shares issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively                            10                   10
Additional paid-in capital                                                                   82,998               82,896
Deferred compensation                                                                          (460)                (569)
Accumulated deficit                                                                         (99,158)             (95,217)
Accumulated other comprehensive income                                                        1,528                1,338
                                                                                    -----------------    -------------------
       Total stockholders' deficit                                                          (15,082)             (11,542)
                                                                                    -----------------    -------------------
       Total liabilities and stockholders' deficit                                   $       35,965      $        44,284
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

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                               ---------------- ----------------
                                                                                                    2001             2000
                                                                                               ---------------- ----------------
Cash flows from operating activities:
    Net loss                                                                                    $     (3,941)     $    (5,226)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   1,689            1,303
       Amortization of deferred financing costs                                                           21               21
       Provision for doubtful accounts                                                                   324              (26)
       Provision for sales cancellations                                                                 500                -
       Gain on sale of fixed assets                                                                       (1)              (4)
       Compensation expense related to stock options                                                      90              343
       Change in assets and liabilities:
          Decrease in billed and unbilled accounts receivable                                          6,428            6,405
          Decrease in prepaid expenses and other current assets                                        1,110            1,224
          (Increase) decrease in other assets                                                             (9)               7
          Decrease in deferred revenues                                                               (3,221)          (2,635)
          Decrease in accounts payable and accrued liabilities                                        (1,828)          (1,811)
                                                                                               ---------------- ----------------
             Net cash provided by (used in) operating activities                                       1,162             (399)
                                                                                               ---------------- ----------------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                         (2,040)          (1,228)
    Proceeds from maturities of marketable securities                                                      -              801
    Increase in restricted cash                                                                         (532)               -
    Other, net                                                                                           (10)               7
                                                                                               ---------------- ----------------
             Net cash used in investing activities                                                    (2,582)            (420)
                                                                                               ---------------- ----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under option plans                                             22              394
    Proceeds from issuance of common stock due to exercise of warrants                                     -              116
    Proceeds from issuance of common stock under employee stock purchase plan                             92                -
    Principal payments on long-term debt                                                                   -             (251)
    Net short-term borrowings under Accounts Receivable Financing Agreement                              234                -
    Principal payments under capital lease obligations                                                  (151)               -
    Other, net                                                                                             7                -
                                                                                               ---------------- ----------------
             Net cash provided by financing activities                                                   204              259
                                                                                               ---------------- ----------------

Effect of exchange rates on cash and cash equivalents                                                    (50)             (89)
                                                                                               ---------------- ----------------
Net decrease in cash and cash equivalents                                                             (1,266)            (649)
Cash and cash equivalents, beginning of period                                                         1,640            5,065
                                                                                               ---------------- ----------------
Cash and cash equivalents, end of period                                                        $        374     $      4,416
                                                                                               ================ ================

Noncash investing and financing activities:
    Purchase of assets under capital lease obligations                                          $        530     $           -


     The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 2000, as filed with the Securities and Exchange Commission.


2.         Historical Net Loss per Common Share

           Giga computes basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares, in the form of options and warrants to purchase shares of common stock, in the amount of 4,292,696 shares at June 30, 2001 and 3,811,231 shares at June 30, 2000 were excluded from the calculation of diluted net loss per common share, as their effect would be anti-dilutive. At June 30, 2001, options and warrants for 559,416 shares of common stock had an exercise price that was below the average market value per share of Giga's common stock during the fiscal quarter.


3.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (loss) and its components in general purpose financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At June 30, 2001 and 2000, accumulated other comprehensive income (loss) was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                             --------------- ----------------   ---------------- ----------------
                                                                  2001            2000                2001            2000
                                                             --------------- ----------------   ---------------- ----------------
Net loss                                                      $     (3,476)   $     (2,763)      $     (3,941)    $     (5,226)
    Other comprehensive income (loss), net of tax:
             Foreign currency translation adjustment                   101             (11)               190              274
                                                             --------------- ----------------   ---------------- ----------------

Comprehensive loss                                            $     (3,375)   $     (2,774)      $     (3,751)    $     (4,952)
                                                             =============== ================   ================ ================

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


4.         New Accounting Pronouncements

           In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 addresses certain issues not previously addressed in SFAS No. 125; however, it carries forward most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Giga's adoption of SFAS No. 140 did not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga anticipates that the adoption of SFAS No. 141 will not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga is currently assessing the impact of SFAS No. 142 on its financial position and its results of operations.


5.         Restructuring and Exit Costs

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. As a result, nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. For the six months ended June 30, 2000, approximately $98,000 of additional rent expense and lease cancellation fees, $70,000 of incremental salaries and benefits cost and $31,000 of incremental real estate and legal fees were charged to expense. As of December 31, 2000, $77,000 had been paid against these provisions. No additional amounts have been paid against these provisions during the six months ended June 30, 2001. In June 2001, Giga announced its plan to cancel the facility expansion project in the Windsor area. As a result, Giga recorded a restructuring charge totaling $723,000, which consists of a $778,000 provision for facility costs, legal fees and other exit costs related to the cancellation of the project, offset by a $55,000 reduction to the relocation provision recorded in 2000. The exit activities are expected to be completed by the fourth quarter of 2001. As of June 30, 2001, no amounts have been paid or charged against these provisions.

           Also in February 2000, Giga announced its plan to restructure its events and conferences business. Approximately $62,000 of incremental salaries and benefits costs were charged to expense for the six months ended June 30, 2000 in association with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of fiscal 2000.

           In the second quarter of 2001, Giga incurred restructuring costs totaling $302,000 for involuntary employee termination benefits in connection with staff reductions totaling 37. Employee termination benefits include severance, salary continuation, medical, and other benefits. Of the total

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

charges, $255,000 has been paid, leaving a remaining provision of $47,000 as of June 30, 2001, which is expected to be paid during the third quarter of 2001. The termination of 37 employees included 30 employees from North America and seven employees from Europe, primarily from the research, sales and marketing organizations.


6.         Accounts Receivable Financing Agreement

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5 percent. A monthly collateral handling fee of 0.375 percent was charged on the average daily financed receivable balance outstanding. There were no borrowings pursuant to this Financing Agreement at June 30, 2000.

           In April 2001, Giga renewed the Financing Agreement for a second one-year period, allowing Giga to continue to borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 0.5 percent and a monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. Giga is subject to certain covenants under the renewed Financing Agreement, the most restrictive of which is the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis. As of June 30, 2001, Giga was not in compliance with this covenant. The bank has orally agreed to forbear from exercising its remedies as a result of such non-compliance, at the present time. The bank has also orally agreed to restructure the covenants of the Financing Agreement in a manner consistent with Giga's business plan. Giga has made borrowings under the Financing Agreement subsequent to its non-compliance.

           During the first six months of 2001, Giga pledged approximately $6.2 million of accounts receivable as collateral and received proceeds of approximately $5.0 million pursuant to the Financing Agreement. Giga repaid approximately $4.7 million, leaving an outstanding balance of approximately $1.6 million and approximately $3.4 million of unused line of credit as of June 30, 2001. Subsequent to June 30, 2001, Giga pledged approximately $3.0 million of accounts receivable as collateral and received proceeds of approximately $2.4 million. Giga repaid approximately $1.4 million, leaving an outstanding balance of approximately $2.6 million and approximately $2.4 million of unused line of credit as of August 13, 2001.


7.         Warrants

           In April 2000, upon execution of the Financing Agreement discussed in
Note 6, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs within prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet. These costs were amortized over the original term of the Financing Agreement. Giga recognized charges of approximately $21,000 for the amortization of the financing costs in fiscal 2001.

           In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price has been reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of June 30, 2001, none of these warrants had been exercised.

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

8.         Listing of Common Stock

           On January 4, 2001, Giga announced that the listing of its common stock was transferred to the Nasdaq SmallCap Market from the Nasdaq National Market effective as of the opening of business on January 5, 2001.Giga was no longer in compliance with the minimum $50,000,000 market capitalization requirement for continued listing on the Nasdaq National Market. On March 23, 2001, Giga announced that the listing of its common stock was transferred to the OTC Bulletin Board from the Nasdaq SmallCap Market effective as of the opening of business on March 23, 2001. The listing of Giga's common stock was transferred to the OTC Bulletin Board because Giga was not in compliance with the net tangible assets/market capitalization/net income requirement, including the minimum $35,000,000 market capitalization requirement.


9.         Segment Information

           Giga has determined that it operates in one reportable segment, advisory services. This determination is based on Giga's method of internal reporting and the similarities among its products and services. Giga's products and services are similar with regard to financial performance and business risk, targeted customer market, the methods used to market, sell and provide its products and services to customers and their purpose which is to provide customers with objective research and advice and personalized consulting on developments and trends in information technology. Revenues from the products and services within, and in support of, Giga's research, advisory and consulting services are presented in detail in Giga's Condensed Consolidated Statements of Operations.

           Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000, due to the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga, in September 2000), Germany and Italy have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are made. The table below presents information about Giga's reported revenues and total assets for the three and six months ended June 30, 2001 and 2000, respectively (in thousands).

                                       REVENUES                                        REVENUES
                        -----------------------------------------     -----------------------------------------
                              THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                        -------------------- --------------------     -------------------- --------------------
                               2001                 2000                     2001                 2000
                        -------------------- --------------------     -------------------- --------------------
United States            $          15,477    $          14,271        $          29,806    $          27,680
United Kingdom                       2,517                2,226                    4,880                4,714
Other International                    720                  961                    1,498                1,903
                        -------------------- --------------------     -------------------- --------------------
      Consolidated       $          18,714    $          17,458        $          36,184    $          34,297
                        ==================== ====================     ==================== ====================



                                     TOTAL ASSETS
                        ----------------------------------------
                                       JUNE 30,
                        ------------------- ---------------------
                               2001                 2000
                        ------------------- ---------------------
United States            $          30,103    $          26,849
United Kingdom                       4,932                5,217
Other International                    930                3,046
                        ------------------- ---------------------
      Consolidated       $          35,965    $          35,112
                        =================== =====================

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


10.        Subsequent Event

           On July 9, 2001, Giga purchased 2,383 shares of its reseller in Israel, Gigaweb Information Group Ltd., which sells and markets research, advisory and consulting services primarily in Israel, for $574,487, or $241.08 per share. Of the total purchase price, Giga paid $424,484 as of August 14, 2001 and will pay the remaining balance through October 2001. As a result of the transaction, Giga's ownership of the entity increased from 7.8% to 53.4%. This acquisition will be recorded under the purchase method of accounting and the results of operations of the entity will be included in the consolidated results of Giga from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR HISTORY OF LOSSES; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; GIGA'S DEPENDENCE ON KEY PERSONNEL; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; CONTINUED MARKET ACCEPTANCE OF AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; THE RISKS RELATED TO CONTENT; AND THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS, AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q. GIGA UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, UNANTICIPATED EVENTS, OR OTHERWISE.


OVERVIEW

           Giga provides objective research, advice and personalized consulting on technology information. Giga's integrated suite of offerings helps clients make strategic decisions about the technologies, people and processes needed to excel in the new digital economy. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that maximize technology investments and achieve business results. Giga's four principal products and services are (i) Advisory Service, which includes ExperNet and Advisory Consulting, (ii) ePractices, (iii) Events and Conferences, and (iv) Web Site ScoreCard. Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with Giga's analysts and advisors.

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

           Giga's principal products, Advisory Service and ePractices services, are typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed quarterly or monthly. Amounts billed in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Revenues from project consulting and Web Site ScoreCard are recognized as such services are performed. Revenues from events are recognized as they occur. Unbilled receivables, the majority of which are due within one year, are primarily recorded as a result of contractual billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these and other countries in the European Community. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Israel, Korea, Argentina, Brazil, Australia, India, Hong Kong and Japan through resellers or distributors.

           Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Revenues from resellers have been and are expected to continue to be denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services and ePractices contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV. At June 30, 2001, Revenue Run Rate increased 10% to $77.3 million from $70.2 million at June 30, 2000. Annualized Value at June 30, 2001 increased 11% to $69.4 million from $62.6 million at June 30, 2000.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, restructuring costs, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct expenses include costs for analysts, research support staff and customer support, direct expenses for events and conferences and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Restructuring costs are primarily costs to exit facilities in the United Kingdom and costs for involuntary employee termination benefits associated with staff reductions. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software and assets under capital lease obligations.

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U. K. and Windsor, U. K. locations into one common facility. Pursuant to this plan, restructuring charges totaling $199,000 were recorded for the six months ended June 30, 2000. As of December 31, 2000, approximately $77,000 had been paid against these provisions. No additional amounts have been paid against these provisions during the six months ended June 30, 2001. In June 2001, Giga announced its plan to cancel the facility expansion project in the United Kingdom. As a result, Giga recorded restructuring charges totaling $723,000, which consists of a $778,000 provision for facility costs, legal fees and other exit costs related to the cancellation of the project, offset by a $55,000 reduction to the relocation provision recorded in 2000. As of June 30, 2001, no amounts have been paid or charged against these provisions.

           Also in February 2000, Giga announced its plan to restructure its events and conferences business. Approximately $62,000 of incremental salaries and benefits costs were charged to expense for the six months ended June 30, 2000 in association with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of fiscal 2000.

           In the second quarter of 2001, Giga incurred restructuring charges totaling $302,000 for involuntary employee termination benefits in connection with staff reductions totaling 37. Employee termination benefits include severance, salary continuation, medical, and other benefits. Of the total charges, $255,000 has been paid, leaving a remaining provision of $47,000 as of June 30, 2001, which is expected to be paid during the third quarter of 2001. The termination of 37 employees included 30 employees from North America and seven employees from Europe, primarily from the research, sales and marketing organizations.

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

RESULTS OF OPERATIONS


           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                    ---------------------------------   ---------------------------------
                                                         2001            2000               2001            2000
                                                    ---------------- ----------------   ---------------- ----------------
Revenues:
    Net research, advisory and consulting                       89%              89%                92%              89%
    Other, principally events                                   11%              11%                 8%              11%
                                                    ---------------- ----------------   ---------------- ----------------

    Total revenues                                             100%             100%               100%             100%
                                                    ================ ================   ================ ================

Costs and expenses:
    Cost of services                                            49%              49%                45%              46%
    Sales and marketing                                         45%              49%                44%              47%
    Research and development                                     2%               4%                 1%               4%
    General and administrative                                  13%              11%                13%              13%
    Restructuring charge                                         5%                -                 3%               1%
    Depreciation and amortization                                4%               4%                 5%               4%
                                                    ---------------- ----------------   ---------------- ----------------

    Total costs and expenses                                   118%             117%               111%             115%
                                                    ---------------- ----------------   ---------------- ----------------

Loss from operations                                          (18%)            (17%)              (11%)            (15%)
                                                    ---------------- ----------------   ---------------- ----------------

Interest income                                                   -                -                  -               1%
Interest expense                                               (1%)                -                  -                -
Foreign exchange (loss)/gain                                      -               1%                  -             (1%)
                                                    ---------------- ----------------   ---------------- ----------------

    Loss from operations before income taxes                  (19%)            (16%)              (11%)            (15%)
Income tax provision/(benefit)                                    -                -                  -                -
                                                    ---------------- ----------------   ---------------- ----------------

Net loss                                                      (19%)            (16%)              (11%)            (15%)
                                                    ================ ================   ================ ================

           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

           Revenues. Total revenues increased 7% to $18.7 million for the three months ended June 30, 2001 from $17.5 million for the same three-month period in 2000. The increase in total revenues was primarily due to the increase in research, advisory and consulting revenues.

           Revenues from research, advisory and consulting increased 8% to $16.7 million for the three months ended June 30, 2001 from $15.5 million for the same three-month period in 2000. The increase in revenues was primarily due to market acceptance of Giga's services and revenue growth in international markets.

           Other revenues, principally events increased 4% to $2.0 million for the three months ended June 30, 2001 from $1.9 million for the same three-month period in 2000. The increase was primarily due to increased revenues for events sponsorships for Giga World IT Forum.

           Cost of services. Cost of services increased 6% to $9.1 million for the three months ended June 30, 2001 from $8.6 million for the same three-month period in 2000. The increase in costs was primarily due to higher costs required to produce the two GigaWorld IT Forum events, since the attendance for the events held in 2001 was greater than the attendance for the same events held in the second quarter of 2000. The increase in cost of services was also due to increased expenses related to the Customer Advocacy Group that was expanded in the fourth quarter of 2000. Cost of services as a percentage of revenues remained constant at 49% for the three months ended June 30, 2001 and 2000.

           Sales and marketing. Sales and marketing expenses decreased 1% to $8.4 million for the three months ended June 30, 2001 from $8.5 million for the same three-month period in 2000. The decrease was principally due to a reduction of costs resulting from the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga. In September 2000, Giga Information Group S.A., issued shares of its common stock to new investing parties resulting in Giga's ownership of Giga Information Group S.A. decreasing from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its financial results are no longer included in the consolidated financial results of Giga. Sales and marketing expenses as a percentage of revenues declined to 45% for the three months ended June 30, 2001 from 49% of revenues for the same period of 2000, primarily due to leveraging these costs over increased revenues.

           Research and development. Research and development expenses decreased 49% to $337,000 for the three months ended June 30, 2001 from $663,000 for the same three-month period in 2000. The decrease was primarily due to the capitalization of costs associated with the development of a new enhanced version of GigaWeb during the second quarter in 2001, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"). Prior to EITF 00-02, such costs would have been charged to expense as incurred.

           General and administrative. General and administrative expenses increased 25% to $2.4 million for the three months ended June 30, 2001 from $1.9 million for the same three-month period in 2000. The increase was primarily due to increasing the allowance for doubtful accounts.

           Restructuring charge. Restructuring charges totaling $1.0 million were recorded for the three months ended June 30, 2001. Of the total charges, $778,000 was for a provision for facility costs, legal fees and other exit costs related to the cancellation of a facility expansion project in the United Kingdom, offset by a $55,000 reduction to the relocation provision recorded in 2000. The remaining $302,000 of the restructuring costs relate to involuntary employee termination benefits in connection with staff reductions totaling 37. Restructuring charges totaling $61,000 were recorded for the same three-month period in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to relocate and consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business.

           Depreciation and amortization. Depreciation and amortization expense increased 28% to $841,000 for the three months ended June 30, 2001 from $658,000 for the same three-month period in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000 and for assets acquired under capital leases in the second half of 2000. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $13,000 for the three months ended June 30, 2001 from $76,000 for the same three-month period in 2000 due to lower cash balances available for investment. Interest expense increased to $68,000 for the three months ended June 30, 2001 from $17,000 for the same three-month period in 2000. The increase was primarily due to the interest expense incurred in connection with the short-term borrowings made during the second quarter of 2001 pursuant to an Accounts Receivable Financing Agreement (the "Financing Agreement"). See Note 6 to the Condensed Consolidated Financial Statements.

           Foreign exchange loss/gain. Foreign exchange losses recorded for the three months ended June 30, 2001 were $3,000 compared to gains of $133,000 recorded for the same three-month period in 2000 due primarily to realized losses upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

           Revenues. Total revenues increased 6% to $36.2 million for the six months ended June 30, 2001 from $34.3 million for the same six-month period in 2000. The increase in total revenues was primarily due to the increase in research, advisory and consulting revenues.

           Revenues from research, advisory and consulting increased 9% to $33.2 million for the six months ended June 30, 2001 from $30.4 million for the same six-month period in 2000. The increase in revenues was primarily due to market acceptance of Giga's services and revenue growth in international markets.

           Other revenues, principally events decreased 23% to $3.0 million for the six months ended June 30, 2001 from $3.9 million for the same six-month period in 2000. The decrease was primarily due to decreased revenues for events registrations and sponsorships, since fewer events were held in the first six months of 2001 compared to the first six months of 2000.

           Cost of services. Cost of services increased 3% to $16.3 million for the six months ended June 30, 2001 from $15.7 million for the same six-month period in 2000. The increase in costs was primarily due to increased expenses related to the Customer Advocacy Group that was expanded in the fourth quarter of 2000. Cost of services as a percentage of revenues declined to 45% for the six months ended June, 2001 from 46% for the same period of 2000, primarily due to leveraging these costs over increased revenues.

           Sales and marketing. Sales and marketing expenses decreased 1% to $15.9 million for the six months ended June 30, 2001 from $16.2 million for the same six-month period in 2000. The decrease was principally due to a reduction of costs resulting from the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga. In September 2000, Giga Information Group S.A., issued shares of its common stock to new investing parties resulting in Giga's ownership of Giga Information Group S.A. decreasing from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its financial results are no longer included in the consolidated financial results of Giga. Sales and marketing expenses as a percentage of revenues declined to 44% for the six months ended June 30, 2001 from 47% of revenues for the same period of 2000, primarily due to leveraging these costs over increased revenues.

           Research and development. Research and development expenses decreased 58% to $553,000 for the six months ended June 30, 2001 from $1.3 million for the same six-month period in 2000. The decrease was primarily due to the capitalization of costs associated with the development of a new enhanced version of GigaWeb during 2001, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), whereas the costs associated with the completion of GigaWeb 3.0 were charged to expense as incurred during 2000.

           General and administrative. General and administrative expenses decreased 1% to $4.5 million for the six months ended June 30, 2001 from $4.6 million for the same six-month period in 2000. The decrease was primarily due to a decrease in compensation expense related to stock option plans and a decrease in professional fees, offset by increased expenses for increasing the allowance for doubtful accounts.

           Restructuring charge. Restructuring charges totaling $1.0 million were recorded for the six months ended June 30, 2001. Of the total charges, $778,000 was for a provision for facility costs, legal fees and other exit costs related to the cancellation of a facility expansion project in the United Kingdom, offset by a $55,000 reduction to the relocation provision recorded in 2000. The remaining $302,000 of the restructuring charges was for involuntary employee termination benefits in connection with staff reductions totaling 37. Restructuring charges totaling $261,000 were recorded for the same six-month period in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to relocate and consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business.

           Depreciation and amortization. Depreciation and amortization expense increased 30% to $1.7 million for the six months ended June 30, 2001 from $1.3 million for the same six-month period in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000 and for assets acquired under capital leases in the second half of 2000. Depreciation costs also increased due to purchases of computer equipment for new hires and to upgrade equipment for existing staff.

           Interest income and expense. Interest income decreased to $43,000 for the six months ended June 30, 2001 from $184,000 for the same six-month period in 2000 due to lower cash balances available for investment. Interest expense increased to $86,000 for the six months ended June 30, 2001 from $40,000 for the same six-month period in 2000. The increase was primarily due to interest expense incurred in connection with the short-term borrowings made during the first half of 2001 pursuant to the Financing Agreement.

           Foreign exchange loss. Foreign exchange losses recorded for the six months ended June 30, 2001 were $87,000 compared to $330,000 for the same six-month period in 2000 due primarily to realized losses upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable.


LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2001, Giga had cash and cash equivalents of approximately $374,000, short-term restricted cash of approximately $563,000 and long-term restricted cash of approximately $634,000. During the six months ended June 30, 2001, Giga's capital expenditures totaled approximately $2.0 million, primarily for the enhancement of GigaWeb. As of December 31, 2000, Giga entered into an agreement for the customization and deployment of a new enhanced version of GigaWeb. The total cost of this contract is currently estimated at $1.6 million for fiscal year 2001. As of June 30, 2001, approximately $930,000 of these costs have been capitalized in accordance with EITF 00-02. The first and major phase of the new GigaWeb was completed and successfully launched in July 2001. Additional enhancements to the new GigaWeb are anticipated through the end of 2001. Except for this contract, Giga does not currently expect the rate of capital spending through the end of fiscal 2001 to vary significantly from fiscal 2000.

           Net cash provided by operating activities was approximately $1.2 million for the six months ended June 30, 2001 compared to net cash used by operating activities of approximately $399,000 for the same six-month period in 2000. The net cash provided by operating activities was due principally to a decrease in the net loss, an increase in depreciation and amortization, an increase in the provision for restructuring charges, an increase in the provision for doubtful accounts and an increase in the provision for sales cancellations.

           Net cash used in investing activities was approximately $2.6 million for the six months ended June 30, 2001 compared to $420,000 for the same six-month period in 2000. The increase in net cash used in investing activities was primarily due to capital items primarily for the enhancement of GigaWeb, lower proceeds from maturities of marketable debt securities and an increase in restricted cash.

           Net cash provided by financing activities was approximately $204,000 for the six months ended June 30, 2001, compared to $259,000 for the same six-month period in 2000. The decrease in net cash provided by financing activities was primarily due to lower proceeds from the issuance of common stock due to exercises of options and warrants, offset by the net short-term borrowings under the Financing Agreement.

           In April 2000, Giga established the one-year Financing Agreement with a bank, under which Giga could borrow up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus
1.5 percent. A monthly collateral handling fee of 0.375 percent was charged on the average daily financed receivable balance outstanding. There were no borrowings pursuant to this Financing Agreement at June 30, 2000. In April 2001, Giga renewed the Financing Agreement for a second one-year period, allowing Giga to continue to borrow up the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bear interest at the bank's prime rate plus 0.5 percent and a monthly collateral handling fee of 0.375 percent is charged on the average daily financed receivable balance outstanding. Giga is subject to certain covenants under the renewed Financing Agreement, the most restrictive of which is the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis. As of June 30, 2001, Giga was not in compliance with this covenant. The bank has orally agreed to forbear from exercising its remedies as a result of such non-compliance, at the present time. The bank has also orally agreed to restructure the covenants of the Financing Agreement in a manner consistent with Giga's business plan. Giga has made borrowings under the Financing Agreement subsequent to its non-compliance.

           During the first six months of 2001, Giga pledged approximately $6.2 million of accounts receivable as collateral and received proceeds of approximately $5.0 million pursuant to the Financing Agreement. Giga repaid approximately $4.7 million, leaving an outstanding balance of approximately $1.6 million and approximately $3.4 million of unused line of credit as of June 30, 2001. Subsequent to June 30, 2001, Giga pledged approximately $3.0 million of accounts receivable as collateral and received proceeds of approximately $2.4 million. Giga repaid approximately $1.4 million, leaving an outstanding balance of approximately $2.6 million and approximately $2.4 million of unused line of credit as of August 13, 2001.

           In April 2000, upon execution of the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs within prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet. These costs were amortized over the original term of the Financing Agreement. Giga recognized charges of approximately $21,000 for the amortization of the financing costs in fiscal 2001. In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price has been reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of June 30, 2001, none of these warrants had been exercised.

           Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations net of the repayment of short-term borrowings, and its Financing Agreement will be sufficient to fund Giga's cash needs at least through the third fiscal quarter of 2002. However, in the event that Giga encounters difficulties in collecting accounts receivable or collecting unbilled accounts receivable generated as a result of extended billing terms, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, or if Giga is unable to make additional borrowings under its Financing Agreement, Giga might require additional working capital. If necessary, Giga will consider various sources of additional financing, including, but not limited to, private placements of debt or equity securities, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. The sale of additional equity securities could result in dilution to our stockholders. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

           In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 addresses certain issues not previously addressed in SFAS No. 125; however, it carries forward most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Giga's adoption of SFAS No. 140 did not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga anticipates that the adoption of SFAS No. 141 will not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga is currently assessing the impact of SFAS No. 142 on its financial position and its results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Based on Giga's overall interest exposure at June 30, 2001, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

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

PART II - OTHER INFORMATION


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           (a) As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," Giga was not in compliance with one of the covenants of the Financing Agreement as of June 30, 2001. Reference is made to the fifth and eighth literary paragraphs of such section for additional information with respect to Giga's borrowings pursuant to the Financing Agreement and its non-compliance with the covenant to increase the annualized value of Giga's subscription contracts on a quarterly basis.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS


           10.1 Amendment No. 2 to the Amended and Restated By-Laws of Giga Information Group, Inc.

           10.2 Amendment No. 2 to the Giga Information Group, Inc. 1997 Director Option Plan

           11        Statement of Computation of Per Share Earnings


(b)        REPORTS ON FORM 8-K

           Giga filed a Current Report on Form 8-K, dated April 19, 2001, pertaining to a press release announcing Giga's results of operations for the quarter ended March 31, 2001.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GIGA INFORMATION GROUP, INC.

               August 14, 2001             By: Victoria M. Lynch
                                               --------------------------------
                                               Victoria M. Lynch
                                               Senior Vice President.
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS


10.1 Amendment No. 2 to the Amended and Restated By-Laws of Giga Information Group, Inc.

10.2       Amendment No. 2 to the Giga Information Group, Inc. 1997 Director
           Option Plan

11         Statement of Computation of Per Share Earnings