Form 10-Q
period 2001-09-30
GIGA INFORMATION GROUP INC
filed 2001-11-14
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________


                         COMMISSION FILE NUMBER 0-21529


                          GIGA INFORMATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                          06-1422860
        -------------------------------            ----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No



As of November 12, 2001, there were 10,661,155 shares of Common Stock, $.001 par value, of the registrant outstanding.


================================================================================

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Statements of Operations for the
                               three and nine months ended September 30, 2001
                               (unaudited) and September 30, 2000 (unaudited)                              3.

                     Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
                               and December 31, 2000                                                       4.

                     Condensed Consolidated Statements of Cash Flows for the
                               nine months ended September 30, 2001 (unaudited)
                               and September 30, 2000 (unaudited)                                          5.

                     Notes to Condensed Consolidated Financial Statements (unaudited)                      7.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                       14.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            24.


PART II - OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds                                              25.

           Item 3.  Defaults Upon Senior Securities                                                        25.

           Item 4.   Submission of Matters to a Vote of Security Holders                                   25.

           Item 6.   Exhibits and Reports on Form 8-K                                                      26.


SIGNATURE PAGE                                                                                             27.


EXHIBIT INDEX                                                                                              28.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ----------------------------------   ---------------------------------
                                                               2001               2000            2001                2000
                                                         ----------------------------------   ---------------------------------
Revenues:
    Net research, advisory and consulting                 $     16,540      $     15,918      $     49,726      $     46,327
    Other, principally events                                      (66)            1,771             2,932             5,659
                                                         ----------------------------------   ---------------------------------
    Total revenues                                              16,474            17,689            52,658            51,986

Costs and expenses:
    Cost of services                                             5,419             7,900            21,691            23,637
    Sales and marketing                                          6,302             8,015            22,238            24,171
    Research and development                                       294               631               847             1,940
    General and administrative                                   2,387             2,595             6,927             7,192
    Restructuring charge                                           507                39             1,532               300
    Depreciation and amortization                                  979               732             2,668             2,035
                                                         ----------------------------------   ---------------------------------

    Total costs and expenses                                    15,888            19,912            55,903            59,275
                                                         ----------------------------------   ---------------------------------

Income (loss) from operations                                      586            (2,223)           (3,245)           (7,289)
                                                         ----------------------------------   ---------------------------------

Interest income                                                     32                40                75               224
Interest expense                                                  (103)               97              (189)               57
Foreign exchange (loss)/gain                                        (1)               58               (89)             (272)
Minority interest                                                   20                 -                20                 -
                                                         ----------------------------------   ---------------------------------

    Income (loss) from operations before income taxes              534            (2,028)           (3,428)           (7,280)
Income tax provision/(benefit)                                       -                 1               (20)              (25)
                                                         ----------------------------------   ---------------------------------

Net income (loss)                                          $       534      $     (2,029)     $     (3,408)     $     (7,255)
                                                         ==================================   ==================================

Earnings (loss) per common share
    Basic                                                  $     0.05       $     (0.20)      $     (0.32)      $     (0.71)
    Diluted                                                $     0.05       $     (0.20)      $     (0.32)      $     (0.71)

Weighted average common shares outstanding
    Basic                                                   10,625,327        10,357,186        10,543,081        10,214,317
    Diluted                                                 10,852,070        10,357,186        10,543,081        10,214,317

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           2001               2000
                                                                                      -------------       ------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                              $   791           $ 1,640
    Restricted cash                                                                             44                 -
    Trade accounts receivable, net of allowances of $1,018 and $388 at
       September 30, 2001 and December 31, 2000, respectively                                8,232            20,083
    Pledged accounts receivable                                                              4,062             1,717
    Unbilled accounts receivable                                                             6,847             6,466
    Prepaid expenses and other current assets                                                4,808             6,052
                                                                                           -------           -------
       Total current assets                                                                 24,784            35,958
Property and equipment, net                                                                  6,603             6,375
Restricted cash                                                                                635               681
Intangible assets, net                                                                       1,053                 -
Other assets                                                                                 1,279             1,270
                                                                                           -------           -------
       Total assets                                                                        $34,354           $44,284
                                                                                           =======           =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                       $ 4,141           $ 4,337
    Deferred revenues                                                                       33,037            39,234
    Accrued expenses and other current liabilities                                           5,663             9,669
    Current portion of capitalized lease obligations                                           319               137
    Short-term borrowings                                                                    3,080             1,352
                                                                                           -------           -------
       Total current liabilities                                                            46,240            54,729
Capitalized lease obligations, net of current portion                                          337               216
Deferred revenues                                                                            1,757               881
Deferred tax liability                                                                         459                 -
                                                                                           -------           -------
       Total liabilities                                                                    48,793            55,826

Minority Interest                                                                             (161)                -

Stockholders' deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized at September 30,
    2001 and December 31, 2000, no shares issued and outstanding at September
    30, 2001 and December 31, 2000                                                               -                 -
Common Stock, $.001 par value: 60,000,000 shares authorized at September 30, 2001 and December 31, 2000, 10,635,807 and 10,464,741 shares issued and
     outstanding at September 30, 2001 and December 31, 2000, respectively                      11                10
Additional paid-in capital                                                                  83,411            82,896
Deferred compensation                                                                         (431)             (569)
Accumulated deficit                                                                        (98,625)          (95,217)
Accumulated other comprehensive income                                                       1,356             1,338
                                                                                           -------           -------
       Total stockholders' deficit                                                         (14,278)          (11,542)
                                                                                           -------           -------
       Total liabilities and stockholders' deficit                                         $34,354           $44,284
                                                                                           =======           =======

     The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               --------------------------------
                                                                                                    2001            2000
                                                                                               --------------------------------
Cash flows from operating activities:
    Net loss                                                                                        $(3,408)          $(7,255)
    Adjustments to reconcile net loss to net cash used in operating activities, net of the effect of acquisitions and divestitures:
       Depreciation and amortization                                                                  2,668             2,035
       Amortization of deferred financing costs                                                          61                41
       Minority interest                                                                                (20)                -
       Provision for doubtful accounts                                                                  489               (27)
       Provision for sales cancellations                                                                500                 -
       Gain on sale of fixed assets                                                                      (2)               (4)
       Compensation expense related to stock options                                                    114               410
       Credit to interest expense for accelerated payment on equipment lease                              -              (101)
       Change in assets and liabilities:
          Decrease in billed and unbilled accounts receivable                                         8,125             3,933
          Decrease in prepaid expenses and other current assets                                       1,163               629
           (Increase) decrease in other assets                                                           (9)                7
          Decrease in deferred revenues                                                              (5,347)           (3,613)
          (Decrease) increase in accounts payable and accrued liabilities                            (4,339)              749
                                                                                                    -------           -------
             Net cash used in operating activities                                                       (5)           (3,196)
                                                                                                    -------           -------
Cash flows from investing activities:
    Acquisition of equipment and improvements                                                        (2,255)           (1,807)
    Cash transferred to GigaGroup S.A                                                                     -              (284)
    Payment for purchase of Gigaweb Information Group, Ltd., net of cash acquired                      (412)                -
    Note payable to Gigaweb Information Group, Ltd.                                                      50                 -
    Proceeds from maturities of marketable securities                                                     -               801
    Increase in restricted cash                                                                           -              (220)
    Other, net                                                                                           (3)              (50)
                                                                                                    -------           -------
             Net cash used in investing activities                                                   (2,620)           (1,560)
                                                                                                    -------           -------
Cash flows from financing activities:
    Proceeds from issuance of common stock under option plans                                            22               508
    Proceeds from issuance of common stock due to exercise of warrants                                    -               126
    Proceeds from issuance of common stock under employee stock purchase plan                           281               484
    Principal payments on long-term debt                                                                  -              (426)
    Net short-term borrowings under Accounts Receivable Financing Agreement                           1,728                 -
    Principal payments under capital lease obligations                                                 (227)                -
    Other, net                                                                                            2                 3
                                                                                                    -------           -------
             Net cash provided by financing activities                                                1,806               695
                                                                                                    -------           -------
Effect of exchange rates on cash and cash equivalents                                                   (30)              153
                                                                                                    -------           -------
Net decrease in cash and cash equivalents                                                              (849)           (3,908)
Cash and cash equivalents, beginning of period                                                        1,640             5,065
                                                                                                    -------           -------
Cash and cash equivalents, end of period                                                            $   791           $ 1,157
                                                                                                    =======           =======
Supplemental schedule of noncash investing and financing activities:
    Purchase of assets under capital lease obligations                                              $   530

    Purchase of 2,383 shares of Gigaweb Information Group, Ltd. for $575:
       Fair Value of:
          Assets acquired                                                                           $ 1,433
          Liabilities assumed                                                                          (858)
                                                                                                    -------
          Note payable to Gigaweb Information Group, Ltd.                                               (50)
       Cash paid                                                                                        525
       Less:  cash acquired                                                                            (113)
                                                                                                    -------
       Net cash paid for acquisition                                                                $   412
                                                                                                    =======

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Condensed Consolidated Financial Statements

           The accompanying condensed consolidated financial statements of Giga Information Group, Inc. ("Giga") at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K, for the period ended December 31, 2000, as filed with the Securities and Exchange Commission.


2.         Acquisition

           On July 9, 2001, Giga purchased 2,383 shares of Gigaweb Information Group, Ltd. ("Gigaweb Ltd."), which sells and markets Giga's research, advisory and consulting services primarily in Israel. This transaction resulted from the exercise of put options by Gigaweb Ltd. for 2,383 shares of its common stock, pursuant to an outstanding Stock Purchase Agreement between Giga and the other Gigaweb Ltd. stockholders. As a result of this transaction, Giga's ownership of Gigaweb Ltd. increased from 7.8% to 53.4%. The results of Gigaweb Ltd.'s operations have been included in the consolidated results as of the date of acquisition.

           The aggregate purchase price of the 2,383 shares that Giga purchased was $574,487. Pursuant to the payment terms of the acquisition, Giga paid $524,487 as of September 30, 2001 and paid the remaining $50,000 in October 2001.

           As a result of this transaction, Giga acquired approximately $1.1 million of intangible assets assigned primarily to customer contracts and related customer relationships. The intangible assets have an estimated useful life of approximately five years. As of September 30, 2001, Giga recognized charges of approximately $46,000 for the amortization of the intangible assets. Amortization expense is expected to be approximately $220,000 for fiscal years 2002 through 2005 and approximately $110,000 for fiscal year 2006. Giga is in the process of finalizing the valuation of the intangible assets; thus, the allocation of the purchase price is subject to adjustment.

           As of September 30, 2001, put options for 2,431 shares of Gigaweb Ltd. were outstanding. These put options are exercisable commencing January 2, 2002 and expire on December 31, 2002. The exercise of these put options would require Giga to purchase the shares of Gigaweb Ltd. at a price per share of 1.6 times the Annualized Value of the Israel territory at December 31, 2001 divided by the total current number of shares outstanding which is 5,220. However, the price per share will not be less than $264.00.


3.         Earnings (Loss) Per Common Share

           Giga computes basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is based upon the weighted average common shares outstanding during the period plus the dilutive effect, if any, of outstanding stock options and warrants using the treasury stock method. The table below represents the calculation of both basic and diluted earnings (loss) per common share (in thousands, except per share data).

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------------   --------------------------------
                                                                  2001           2000                2001           2000
                                                             -------------------------------   --------------------------------
Net income (loss)                                            $         534     $     (2,029)     $      (3,408)   $     (7,255)
Basic weighted average common shares outstanding                    10,625           10,357             10,543          10,214
Dilutive effect of stock options                                       218                -                  -               -
Dilutive effect of warrants                                              9                -                  -               -
                                                             -------------------------------   --------------------------------
Diluted weighted average common shares outstanding                  10,852           10,357             10,543          10,214
                                                             ===============================   ================================

Basic earnings (loss) per common share                       $        0.05     $      (0.20)     $       (0.32)  $       (0.71)
Diluted earnings (loss) per common share                     $        0.05     $      (0.20)     $       (0.32)  $       (0.71)

           Stock options and warrants to purchase 4,133,009 and 3,599,407 shares of common stock for the third quarter and first nine months of 2001 and 1,212,363 and 1,213,158 shares of common stock for the third quarter and first nine months of 2000, respectively, were outstanding but were not included in the computations of diluted earnings (loss) per share because the price of the stock options and warrants was greater than the average market price of the common stock for the period reported. For the first nine months of 2001, an additional 2,175,602 stock options and warrants were excluded from the computation of diluted loss per share due to their antidilutive effect as a result of Giga's net loss. For the third quarter and first nine months of 2000, an additional 2,976,422 and 2,975,627 stock options and warrants, respectively, were excluded from the computations of diluted loss per share due to their antidilutive effect as a result of Giga's net loss.


4.         Comprehensive Income (Loss)

           Giga has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (loss) and its components in general purpose financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At September 30, 2001 and 2000, accumulated other comprehensive income (loss) was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------------   --------------------------------
                                                                  2001           2000                2001           2000
                                                             -------------------------------   --------------------------------
Net income (loss)                                             $         534  $     (2,029)      $     (3,408)   $     (7,255)
    Other comprehensive income (loss), net of tax:
             Foreign currency translation adjustment                   (172)          351                 18             625
                                                             -------------------------------   --------------------------------

Comprehensive income (loss)                                   $         362  $     (1,678)      $     (3,390)   $     (6,630)
                                                             ===============================   ================================

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


5.         New Accounting Pronouncements

           In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga's adoption of SFAS No. 141 did not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga is currently assessing the impact of SFAS No. 142 on its financial position and its results of operations.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001. Giga anticipates that the adoption of SFAS No. 144 will not have a significant effect on its financial position or its results of operations.


6.         Restructuring and Exit Costs

           In February 2000, Giga announced its plan to restructure its events and conferences business. As a result, a total of four positions were eliminated by Giga in the fourth quarter of 2000. Giga recorded a restructuring charge of $70,000 for the nine months ended September 30, 2000 for severance and other employee-related costs associated with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of 2000. In February 2000, Giga also announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In connection with this facility project, Giga recorded a restructuring charge of $230,000 for the nine months ended September 30, 2000 for additional rent expense, lease cancellation fees, real estate fees and severance and other employee benefit costs. As of December 31, 2000, the remaining provision balance was $107,000.

           In June 2001, Giga announced its plan to cancel the facility project in the United Kingdom. As a result, Giga incurred net restructuring costs of $723,000, which included a $778,000 provision for facility and other exit costs related to the cancellation of the facility project, offset by a $55,000 reduction to the provision recorded in 2000. The exit activities are expected to be completed by the end of the fourth quarter of 2001. In the second quarter of 2001, Giga also incurred restructuring costs of $302,000 for involuntary employee termination benefits in connection with a staff reduction of 37 employees. In the third quarter of 2001, Giga incurred

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

additional restructuring costs of $507,000 for involuntary employee termination benefits in connection with a second staff reduction of 68 employees. Employee termination benefits include severance, salary continuation, medical and other benefits. The termination of a total of 105 employees included 89 employees from North America and 16 employees from Europe, across all functions. Giga expects to pay all of the costs associated with the staff reductions by the end of the fourth quarter of 2001.

           The table below outlines the restructuring charges (in thousands, except number of employee terminations).

                                                         NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2001
                                                     --------------------------

UK Facility Project:
    Accrued liability at beginning of period         $                      107
    Charges to operations
       Facility costs and other related fees                                723
    Costs incurred
       Facility costs and other related fees                                502
                                                     --------------------------
    Accrued liability at the end of the period       $                      328
                                                     ==========================

    Cash expenditures                                $                      502

Staff Reductions:
    Accrued liability at beginning of period         $                        -
    Charges to operations
       Severance and other employee related costs                           809
    Costs incurred
       Severance and other employee related costs                           715
                                                     --------------------------
    Accrued liability at the end of the period       $                       94
                                                     ==========================

    Cash expenditures                                $                      715
    Number of employee terminations                                         105


7.         Borrowings

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could finance up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5%. A monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding.

           In April 2001, Giga renewed the Financing Agreement for a second one-year period, allowing Giga to continue to finance up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bore interest at the bank's prime rate plus 0.5% and a monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding. Giga is

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

subject to certain covenants under the renewed Financing Agreement, including the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis and the requirement to maintain an adjusted quick ratio, a ratio of quick assets, which include unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of at least 1.25 to 1.00. As of June 30, 2001, Giga was not in compliance with either of these covenants. As a result of Giga's non-compliance, on August 31, 2001, a Loan Modification and Forbearance Agreement (the "August

Forbearance Agreement") was entered into by and between Giga and the bank. Upon entering into the August Forbearance Agreement, Giga paid fees totaling $10,000. Under the August Forbearance Agreement, the bank agreed to forbear until October 31, 2001 from exercising its remedies under the Financing Agreement. Since September 1, 2001, loans under the August Forbearance Agreement have borne interest at the bank's prime rate plus 5.5% and a monthly collateral handling fee of 0.875% has been charged on the average daily financed receivable balance outstanding. Pursuant to the August Forbearance Agreement, the facility amount was capped at $4.0 million for the remainder of the one-year facility period and beginning September 17, 2001, the facility amount was to be reduced by $312,500 on a weekly basis. However, as of September 24, 2001, the bank ceased the weekly reductions of the facility amount through October 31, 2001 and reinstated the facility amount of $4.0 million.

           As of September 30, 2001, Giga was not in compliance with the two covenants of the Financing Agreement previously discussed. As a result of Giga's non-compliance, on November 6, 2001, Giga entered into another Loan Modification and Forbearance Agreement (the "November Forbearance Agreement") with the bank, under which the bank agreed to forbear until December 31, 2001 from exercising its remedies under the Financing Agreement. Loans continue to bear interest at the bank's prime rate plus 5.5% and a monthly collateral handling fee of 0.875% continues to be charged on the average daily financed receivable balance outstanding. On November 8, 2001, the facility amount was reduced by $312,500 and Giga has agreed that the facility amount will continue to be reduced by $312,500 on a weekly basis until the facility amount reaches $3,125,000.

           During the first nine months of 2001, Giga pledged approximately $13.2 million of accounts receivable as collateral and received proceeds of approximately $10.5 million pursuant to the Financing Agreement. Giga repaid approximately $8.8 million, leaving an outstanding balance of approximately $3.1 million and an unused facility amount of approximately $900,000 as of September 30, 2001. Subsequent to September 30, 2001, Giga pledged approximately $3.1 million of accounts receivable as collateral and received proceeds of approximately $2.4 million. Giga repaid approximately $2.9 million, leaving an outstanding balance of approximately $2.6 million and an unused facility amount of approximately $1.0 million as of November 9, 2001.

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. There were no borrowings pursuant to the Overdraft Facility as of September 30, 2001. As of November 13, 2001, there were borrowings of approximately 28,000 British pounds outstanding.


8.         Warrants

           In April 2000, upon execution of the Financing Agreement discussed in
Note 7, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs and are included as part of prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet at December 31, 2000. These costs were amortized over the original term of the Financing Agreement. Giga recognized charges of approximately $21,000 for the amortization of the financing costs in fiscal 2001.


                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

           In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price was reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of September 30, 2001, none of these warrants had been exercised.

           In September 2001, upon execution of the August Forbearance Agreement discussed in Note 7, Giga issued warrants to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included as part of prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet. These costs will be amortized over the remaining seven months of the original term of the renewed Financing Agreement. As of September 30, 2001, Giga recognized charges of approximately $33,000 for the amortization of the financing costs. None of these warrants had been exercised as of September 30, 2001.


9.         Listing of Common Stock

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


10.        Segment Information

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

           Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000, due to the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga, in September 2000), Germany, Italy and Israel (as of July 9, 2001) have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are recorded. The table below presents information about Giga's reported revenues and total assets for the three and nine months ended September 30, 2001 and 2000, respectively (in thousands).

                          GIGA INFORMATION GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                   REVENUES                                          REVENUES
                                 ----------------------------------------------     --------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------     --------------------------------------------
                                          2001                   2000                       2001                  2000
                                 ----------------------------------------------     --------------------------------------------
United States                     $             13,558   $             14,777        $              43,364                42,457
United Kingdom                                   2,249                  2,004                        7,129                 6,718
Other International                                667                    908                        2,165                 2,811
                                 ----------------------------------------------     --------------------------------------------
      Consolidated                $             16,474   $             17,689        $              52,658                51,986
                                 ==============================================     ============================================


                                                 TOTAL ASSETS
                                 ----------------------------------------------
                                                 SEPTEMBER 30,
                                 ----------------------------------------------
                                          2001                   2000
                                 ----------------------------------------------
United States                     $            28,342    $             29,010

United Kingdom                                  3,589                   3,918

Other International                             2,423                   1,224
                                 ----------------------------------------------
      Consolidated                $            34,354    $             34,152
                                 ==============================================



11.        Subsequent Event

           In October 2001, Giga announced its plan to further reduce its staff by approximately twelve employees. In connection with this staff reduction, Giga currently estimates that it will incur restructuring costs of approximately $75,000 for involuntary termination benefits. The employee termination benefits include severance, salary continuance, medical and other benefits. Giga expects to pay these amounts by the end of the fourth quarter of 2001.

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


OVERVIEW

           Giga provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that are designed to maximize technology investments and achieve business results. Giga's four principal products and services are (i) Advisory Service, which includes ExperNet, Advisory Consulting and ePractices, (ii) Events and Conferences, (iii) Web Site ScoreCard and (iv) Total Economic Impact ("TEI"). Giga's services are designed to be accessed through GigaWeb, partner Web sites and consultation with Giga's analysts and advisors.

           Giga introduced its Advisory Service and GigaWeb in April 1996. In July 1996, Giga introduced its ePractices services. Advisory Consulting was introduced in September 1997. Giga's Events and Conferences product line was acquired with the acquisition of BIS Strategic Decisions ("BIS") in April 1995. Giga's Web Site ScoreCard offering was launched in the third quarter of 1999. Giga's TEI service was launched in the second quarter of 2001. For financial reporting purposes, revenues from (i) Advisory Service, ePractices services, Advisory Consulting, Web Site ScoreCard and TEI are aggregated into Research, advisory and consulting and (ii) Events and Conferences are aggregated into Other, principally events.

           Giga's principal product, Advisory Service, is typically sold through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed quarterly or monthly. Amounts billed in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Revenues from project consulting, Web Site ScoreCard and TEI are recognized as such services are performed. Revenues from events are recognized as they occur. Unbilled receivables, the majority of which are due within one year, primarily result from deferred billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission over the contract period in which the related revenues are earned.

           Essentially all of Giga's current international operations are located in the European Community and Canada. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these and other countries in the European Community. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. Giga's majority-owned subsidiary, Gigaweb Information Group, Ltd. ("Gigaweb Ltd."), an entity that was formerly a reseller of Giga, manages direct sales personnel, primarily in Israel. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Korea, Argentina, Brazil, Panama, Australia, India, Hong Kong and Japan through resellers or distributors.

           Substantially all of Giga's revenues from the European Community are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Revenues from resellers have been, and are expected to continue to be, denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

           Giga believes that a leading measure of its business volume is revenue run rate ("Revenue Run Rate"). Revenue Run Rate is defined as the cumulative annualized subscription value of Giga's Advisory Services contracts in effect at a given point in time ("Annualized Value" or "AV"), plus the previous 12 months' revenues from services not included in AV, primarily events and services such as Web Site ScoreCard and TEI. At September 30, 2001, Revenue Run Rate increased approximately 1% to $75.1 million from $74.2 million at September 30, 2000. Annualized Value at September 30, 2001 increased approximately 5% to $68.3 million from $65.2 million at September 30, 2000.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end. However, given the reduced rate of increase experienced in Revenue Run Rate and AV at September 30, 2001 and lower anticipated growth rates for the advisory services industry, these accounts may not increase substantially at Giga's 2001 fiscal year end.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, restructuring costs, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct expenses include costs for analysts, research support staff and customer support, direct expenses for events and conferences and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Restructuring costs are primarily costs to exit facilities in the United Kingdom and costs for involuntary employee termination benefits associated with staff reductions. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software and software implementation costs, assets under capital lease obligations and intangible assets.

           In February 2000, Giga announced its plan to restructure its events and conferences business. As a result, a total of four positions were eliminated by Giga in the fourth quarter of 2000. Giga recorded a restructuring charge of $70,000 for the nine months ended September 30, 2000 for severance and other employee-related costs associated with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of 2000. In February 2000, Giga also announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In connection with this facility project, Giga recorded a restructuring charge of $230,000 for the nine months ended September 30, 2000 for additional rent expense, lease cancellation fees, real estate fees and severance and other employee benefit costs. As of December 31, 2000, the remaining provision balance was $107,000.

           In June 2001, Giga announced its plan to cancel the facility project in the United Kingdom. As a result, Giga incurred net restructuring costs of $723,000, which included a $778,000 provision for facility and other exit costs related to the cancellation of the facility project, offset by a $55,000 reduction to the provision recorded in 2000. As of September 30, 2001, Giga paid a total of $502,000 related to this restructuring, leaving a remaining provision of $328,000. The exit activities are expected to be completed by the end of the fourth quarter of 2001. In the second quarter of 2001, Giga also incurred restructuring costs of $302,000 for involuntary employee termination benefits in connection with a staff reduction of 37 employees. In the third quarter of 2001, Giga incurred additional restructuring costs of $507,000 for involuntary employee termination benefits in connection with a second staff reduction of 68 employees. Employee termination benefits include severance, salary continuation, medical and other benefits. The termination of a total of 105 employees included 89 employees from North America and 16 employees from Europe, across all functions. As of September 30, 2001, Giga paid a total of $715,000 related to the staff reductions, leaving a remaining provision of $94,000. Giga expects to pay all of the remaining costs associated with the staff reductions by the end of the fourth quarter of 2001.

           On July 9, 2001, Giga purchased 2,383 shares of Gigaweb Ltd., which sells and markets Giga's research, advisory and consulting services primarily in Israel. This transaction resulted from the exercise of put options by Gigaweb Ltd. for 2,383 shares of its common stock, pursuant to an outstanding Stock Purchase Agreement between Giga and the other Gigaweb Ltd. stockholders. The aggregate purchase price of the 2,383 shares that Giga purchased was $574,487. Pursuant to the payment terms of the acquisition, Giga paid $524,487 as of September 30, 2001 and paid the remaining $50,000 in October 2001. As a result of this transaction, Giga's ownership of Gigaweb Ltd. increased from 7.8% to 53.4%. The results of Gigaweb Ltd.'s operations have been included in the consolidated results as of the date of acquisition. As of September 30, 2001, put options for 2,431 shares of Gigaweb Ltd. were outstanding. These put options are exercisable commencing January 2, 2002 and expire on December 31, 2002. The exercise of these put options would require Giga to purchase the shares of Gigaweb Ltd. at a price per share of 1.6 times the Annualized Value of the Israel territory at December 31, 2001 divided by the total current number of shares outstanding which is 5,220. However, the price per share will not be less than $264.00.

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

RESULTS OF OPERATIONS


           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            --------------------------------   --------------------------------
                                                                 2001            2000               2001            2000
                                                            --------------- ----------------   --------------------------------
Revenues:
    Net research, advisory and consulting                             100%              90%               94%              89%
    Other, principally events                                            -              10%                6%              11%
                                                            --------------- ----------------   --------------------------------

    Total revenues                                                    100%             100%              100%             100%
                                                            =============== ================   ================================

Costs and expenses:
    Cost of services                                                   33%              45%               41%              45%
    Sales and marketing                                                38%              45%               42%              46%
    Research and development                                            2%               4%                2%               4%
    General and administrative                                         14%              15%               13%              14%
    Restructuring charge                                                3%                -                3%               1%
    Depreciation and amortization                                       6%               4%                5%               4%
                                                            --------------- ----------------   --------------------------------

    Total costs and expenses                                           96%             113%              106%             114%
                                                            --------------- ----------------   --------------------------------

Income/(loss) from operations                                           4%            (13%)              (6%)            (14%)
                                                            --------------- ----------------   --------------------------------

Interest income                                                          -                -                 -                -
Interest expense                                                      (1%)               1%                 -                -
Foreign exchange (loss)/gain                                             -               1%                 -                -
Minority interest                                                        -                -                 -                -
                                                            --------------- ----------------   --------------------------------

    Income (loss) from operations before income taxes                   3%            (11%)              (6%)            (14%)
Income tax provision/(benefit)                                           -                -                 -                -
                                                            --------------- ----------------   --------------------------------

Net income (loss)                                                       3%            (11%)              (6%)            (14%)
                                                            =============== ================   ================================



           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to a decrease in expenses resulting from staff reductions and other cost-cutting initiatives implemented during 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

           Revenues. Total revenues decreased 7% to $16.5 million for the three months ended September 30, 2001 from $17.7 million for the same three-month period in 2000. The decrease in total revenues was primarily due to the decrease in other revenues, principally events, due to a shift in timing of several conferences.

           Revenues from research, advisory and consulting increased 4% to $16.5 million for the three months ended September 30, 2001 from $15.9 million for the same three-month period in 2000. The increase in revenues was primarily due to market acceptance of Giga's services, particularly Giga's new TEI service.

           Other revenues, principally events, decreased 104% to negative $66,000 for the three months ended September 30, 2001 from $1.8 million for the same three-month period in 2000. The decrease was primarily due to decreased event registrations and sponsorships revenue resulting from a shift in timing of several conferences and adjustments to event registrations revenue due to customer utilization of free tickets for event attendance.

           Cost of services. Cost of services decreased 31% to $5.4 million for the three months ended September 30, 2001 from $7.9 million for the same three-month period in 2000. The decrease in costs was primarily due to staff reductions and other cost-cutting initiatives implemented during the second and third quarters of 2001. The decrease is also due to lower costs required to produce events in the third quarter of 2001, since there were no conferences held in the third quarter of 2001 compared to four conferences held in the third quarter of 2000. Cost of services as a percentage of total revenues declined to 33% for the three months ended September 30, 2001 from 45% of total revenues for the same period of 2000, primarily due to the decrease in expenses.

           Sales and marketing. Sales and marketing expenses decreased 21% to $6.3 million for the three months ended September 30, 2001 from $8.0 million for the same three-month period in 2000. The decrease was primarily due to staff reductions and other cost-cutting initiatives implemented during the second and third quarters of 2001. The decrease is also due to lower costs required to market events in the third quarter of 2001, since there were no conferences held in the third quarter of 2001 compared to four conferences held in the third quarter of 2000. Sales and marketing expenses as a percentage of total revenues declined to 38% for the three months ended September 30, 2001 from 45% of total revenues for the same period of 2000, primarily due to the decrease in expenses.

           Research and development. Research and development expenses decreased 53% to $294,000 for the three months ended September 30, 2001 from $631,000 for the same three-month period in 2000. The decrease was primarily due to lower fees required for contract labor and consulting.

           General and administrative. General and administrative expenses decreased 8% to $2.4 million for the three months ended September 30, 2001 from $2.6 million for the same three-month period in 2000. The decrease was primarily due to staff reductions made during the second and third quarters of 2001 and lower fees required for contract labor and consulting, offset by an increase in the allowance for doubtful accounts.

           Restructuring charge. Restructuring charges totaling $507,000 were recorded for the three months ended September 30, 2001 for involuntary employee termination benefits in connection with a total staff reduction of 68 employees. Restructuring charges totaling $39,000 were recorded for the same three-month period in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business.

           Depreciation and amortization. Depreciation and amortization expense increased 34% to $979,000 for the three months ended September 30, 2001 from $732,000 for the same three-month period in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000, website development costs for the new enhanced version of GigaWeb deployed in July 2001 and for intangible assets recorded with the acquisition of Gigaweb Ltd.

           Interest income and expense. Interest income decreased to $32,000 for the three months ended September 30, 2001 from $40,000 for the same three-month period in 2000 due to lower cash balances available for investment. Interest expense increased to $103,000 for the three months ended September 30, 2001 from a net credit to interest expense of $97,000 for the same three-month period in

2000. The increase was primarily due to the interest expense incurred in connection with the short-term borrowings made during the third quarter of 2001 pursuant to an Accounts Receivable Financing Agreement (the "Financing Agreement"). See Note 7 to the Condensed Consolidated Financial Statements. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of $101,000. This credit, net of interest charges prior to making the final payment, resulted in a net credit to interest expense of $97,000 for the three months ended September 30, 2000.

           Foreign exchange loss/gain. Foreign exchange losses recorded for the three months ended September 30, 2001 were $1,000 compared to gains of $58,000 recorded for the same three-month period in 2000 due primarily to realized losses upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable, offset by unrealized gains.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

           Revenues. Total revenues increased 1% to $52.7 million for the nine months ended September 30, 2001 from $52.0 million for the same nine-month period in 2000. The increase in total revenues was primarily due to the increase in research, advisory and consulting revenues.

           Revenues from research, advisory and consulting increased 7% to $49.7 million for the nine months ended September 30, 2001 from $46.3 million for the same nine-month period in 2000. The increase in revenues was primarily due to market acceptance of Giga's services, particularly Giga's new TEI service.

           Other revenues, principally events decreased 48% to $2.9 million for the nine months ended September 30, 2001 from $5.7 million for the same nine-month period in 2000. The decrease was primarily due to decreased revenues for events registrations and sponsorships, since fewer events were held in the first nine months of 2001 compared to the first nine months of 2000.

           Cost of services. Cost of services decreased 8% to $21.7 million for the nine months ended September 30, 2001 from $23.6 million for the same nine-month period in 2000. The decrease in costs was primarily due to cost-cutting initiatives implemented in 2001. The decrease is also due to lower costs required to produce events, since there were fewer conferences held in the first nine months of 2001 compared to the first nine months of 2000. Cost of services as a percentage of total revenues declined to 41% for the nine months ended September 30, 2001 from 45% of total revenues for the same period of 2000, primarily due to the decrease in expenses.

           Sales and marketing. Sales and marketing expenses decreased 8% to $22.2 million for the nine months ended September 30, 2001 from $24.2 million for the same nine-month period in 2000. This decrease was principally due to a reduction of costs resulting from the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga. In September 2000, Giga Information Group S.A., issued shares of its common stock to new investing parties resulting in Giga's ownership of Giga Information Group S.A. decreasing from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its financial results are no longer included in the consolidated financial results of Giga. The decrease is also due to lower costs required to market events, since there were fewer conferences held in the first nine months of 2001 compared to the first nine months of 2000. The first quarter of 2001 also includes a non-recurring benefit of approximately $569,000 related to an adjustment to commission expense that was recorded in fiscal years 2000 and 1999. Sales and marketing expenses as a percentage of total revenues declined to 42% for the nine months ended September 30, 2001 from 46% of total revenues for the same period of 2000, primarily due to the decrease in expenses.

           Research and development. Research and development expenses decreased 56% to $847,000 for the nine months ended September 30, 2001 from $1.9 million for the same nine-month period in 2000. The decrease was primarily due to the capitalization of costs associated with the development of a new enhanced version of GigaWeb during the first half of 2001, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), whereas the costs associated with the completion of GigaWeb 3.0 were charged to expense as incurred during 2000.

           General and administrative. General and administrative expenses decreased 4% to $6.9 million for the nine months ended September 30, 2001 from $7.2 million for the same nine-month period in 2000. The decrease was primarily due to a decrease in compensation expense related to stock option plans and a decrease in fees required for contract labor and consulting, offset by an increase in the allowance for doubtful accounts.

           Restructuring charge. Restructuring charges totaling $1.5 million were recorded for the nine months ended September 30, 2001. Of the total charges, $778,000 was for a provision for facility costs and other exit costs related to the cancellation of a facility project in the United Kingdom, offset by a $55,000 reduction to the provision recorded in 2000. The remaining $809,000 of the restructuring charges was for involuntary employee termination benefits in connection with total staff reductions of 105 employees. Restructuring charges totaling $300,000 were recorded for the same nine-month period in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business.

           Depreciation and amortization. Depreciation and amortization expense increased 31% to $2.7 million for the nine months ended September 30, 2001 from $2.0 million for the same nine-month period in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000, for assets acquired under capital leases in the second half of 2000, website development costs for the new enhanced version of GigaWeb deployed in July 2001 and for intangible assets recorded with the acquisition of Gigaweb Ltd.

           Interest income and expense. Interest income decreased to $75,000 for the nine months ended September 30, 2001 from $224,000 for the same nine-month period in 2000 due to lower cash balances available for investment. Interest expense increased to $189,000 for the nine months ended September 30, 2001 from a net credit in interest expense of $57,000 for the same nine-month period in 2000. The increase was primarily due to interest expense incurred in connection with the short-term borrowings made during the first nine months of 2001 pursuant to the Financing Agreement. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of $101,000. This credit, net of interest charges prior to making the final payment, resulted in a net credit to interest expense of $57,000 for the nine months ended September 30, 2000.

           Foreign exchange loss. Foreign exchange losses recorded for the nine months ended September 30, 2001 were $89,000 compared to $272,000 for the same nine-month period in 2000 due primarily to realized losses upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable, offset by unrealized gains.


LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2001, Giga had cash and cash equivalents of approximately $791,000, short-term restricted cash of approximately $44,000 and long-term restricted cash of approximately $635,000. During the nine months ended September 30, 2001, Giga's capital expenditures totaled approximately $2.3 million, primarily for the enhancement of its GigaWeb delivery system. As of September 30, 2001, approximately $1.3 million has been capitalized, in accordance with EITF 00-02, for costs associated with the customization and deployment of a new enhanced version of GigaWeb. The new GigaWeb was completed and successfully launched in July 2001. Except for this enhancement, Giga does not currently expect the rate of capital spending through the end of fiscal 2001 to vary significantly from fiscal 2000.

           Net cash used in operating activities was approximately $5,000 for the nine months ended September 30, 2001 compared to $3.2 million for the same nine-month period in 2000. The decrease in net cash used in operating activities was due principally to a decrease in the net loss, an increase in such charges as depreciation and amortization, the provision for doubtful accounts and the provision for sales cancellations, offset by working capital.

           Net cash used in investing activities was approximately $2.6 million for the nine months ended September 30, 2001 compared to $1.6 million for the same nine-month period in 2000. The increase in net cash used in investing activities was primarily due to capital items primarily for the enhancement of GigaWeb and lower proceeds from maturities of marketable debt securities.

           Net cash provided by financing activities was approximately $1.8 million for the nine months ended September 30, 2001, compared to $695,000 for the same nine-month period in 2000. The increase in net cash provided by financing activities was primarily due to the net short-term borrowings under the Financing Agreement.

           In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could finance up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5%. A monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding.

           In April 2001, Giga renewed the Financing Agreement for a second one-year period, allowing Giga to continue to finance up to the lesser of $5.0 million or 80% of the eligible accounts receivable, as defined by the Financing Agreement. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000. Loans under the Financing Agreement bore interest at the bank's prime rate plus 0.5% and a monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding. Giga is subject to certain covenants under the renewed Financing Agreement, including the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis and the requirement to maintain an adjusted quick ratio, a ratio of quick assets, which include unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of at least
1.25 to 1.00. As of June 30, 2001, Giga was not in compliance with either of these covenants. As a result of Giga's non-compliance, on August 31, 2001, a Loan Modification and Forbearance Agreement (the "August Forbearance Agreement") was entered into by and between Giga and the bank. Upon entering into the August Forbearance Agreement, Giga paid fees totaling $10,000. Under the August Forbearance Agreement, the bank agreed to forbear until October 31, 2001 from exercising its remedies under the Financing Agreement. Since September 1, 2001, loans under the August Forbearance Agreement have borne interest at the bank's prime rate plus 5.5% and a monthly collateral handling fee of 0.875% has been charged on the average daily financed receivable balance outstanding. Pursuant to the August Forbearance Agreement, the facility amount was capped at $4.0 million for the remainder of the one-year facility period and beginning September 17, 2001, the facility amount was to be reduced by $312,500 on a weekly basis. However, as of September 24, 2001, the bank ceased the weekly reductions of the facility amount through October 31, 2001 and reinstated the facility amount of $4.0 million.

           As of September 30, 2001, Giga was not in compliance with the two covenants of the Financing Agreement previously discussed. As a result of Giga's non-compliance, on November 6, 2001, Giga entered into another Loan Modification and Forbearance Agreement (the "November Forbearance Agreement") with the bank, under which the bank agreed to forbear until December 31, 2001 from exercising its remedies under the Financing Agreement. Loans continue to bear interest at the bank's prime rate plus 5.5% and a monthly collateral handling fee of 0.875% continues to be charged on the average daily financed receivable balance outstanding. On November 8, 2001, the facility amount was reduced by $312,500 and Giga has agreed that the facility amount will continue to be reduced by $312,500 on a weekly basis until the facility amount reaches $3,125,000.

           During the first nine months of 2001, Giga pledged approximately $13.2 million of accounts receivable as collateral and received proceeds of approximately $10.5 million pursuant to the Financing Agreement. Giga repaid approximately $8.8 million, leaving an outstanding balance of approximately $3.1 million and an unused facility amount of approximately $900,000 as of September 30, 2001. Subsequent to September 30, 2001, Giga pledged approximately $3.1 million of accounts receivable as collateral and received proceeds of approximately $2.4 million. Giga repaid approximately $2.9 million, leaving an outstanding balance of approximately $2.6 million and an unused facility amount of approximately $1.0 million as of November 9, 2001.

           In April 2000, upon execution of the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs and are included as part of prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet at December 31, 2000. These costs were amortized over the original term of the Financing Agreement. Giga recognized charges of approximately $21,000 for the amortization of the financing costs in fiscal 2001. In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price was reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of September 30, 2001, none of these warrants had been exercised. In September 2001, upon execution of the August Forbearance Agreement, Giga issued warrants to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included as part of prepaid expenses and other current assets on Giga's Condensed Consolidated Balance Sheet. These costs will be amortized over the remaining seven months of the original term of the renewed Financing Agreement. As of September 30, 2001, Giga recognized charges of approximately $33,000 for the amortization of the financing costs. None of these warrants had been exercised as of September 30, 2001.

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. There were no borrowings pursuant to the Overdraft Facility as of September 30, 2001. As of November 13, 2001, there were borrowings of approximately 28,000 British pounds outstanding.

           Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations net of the repayment of short-term borrowings, and the Financing Agreement, which Giga plans to renew or replace, will be sufficient to fund Giga's cash needs at least through the fourth fiscal quarter of 2002. However, in the event that Giga encounters difficulties in collecting accounts receivable or collecting unbilled accounts receivable generated as a result of extended billing terms, experiences low or reduced subscription renewal rates or otherwise has revenues that are lower than planned, or expenses that are higher than planned, if Giga is unable to make additional borrowings under the Financing Agreement, or if the Financing Agreement is not renewed or replaced, Giga might require additional working capital. If necessary, Giga will consider various sources of additional financing, including, but not limited to, private placements of debt or equity securities, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. The sale of additional equity securities could result in dilution to our stockholders. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga's adoption of SFAS No. 141 did not have a significant effect on its financial position or its results of operations.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga is currently assessing the impact of SFAS No. 142 on its financial position and its results of operations.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001. Giga anticipates that the adoption of SFAS No. 144 will not have a significant effect on its financial position or its results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Based on Giga's overall interest exposure at September 30, 2001, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

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

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           In April 2001, in connection with the renewal of the Accounts Receivable Financing Agreement, dated April 7, 2000, by and between Giga and Silicon Valley Bank, the terms of warrants to purchase 24,000 shares of Giga Common Stock, which were issued to Silicon Valley Bank in April 2000, were modified such that the exercise price was reduced to $1.50 per share from $5.00 per share. The warrants were offered and sold in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended relative to exchanges by an issuer with existing security holders. As of September 30, 2001, none of these warrants had been exercised.

           In September 2001, in connection with the Loan Modification and Forbearance Agreement, dated August 31, 2001, by and between Giga and Silicon Valley Bank, Giga issued warrants to purchase 300,000 shares of Giga common stock to Silicon Valley Bank. The warrants were issued as consideration for Silicon Valley Bank's execution of that agreement. These warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The warrants were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended or Regulation D relative to sales by an issuer not involving any public offering. As of September 31, 2001, none of these warrants had been exercised.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           (a) As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," Giga was not in compliance with two of the covenants of the Financing Agreement as of September 30, 2001. Reference is made to the fifth and ninth literary paragraphs of such section for additional information with respect to Giga's borrowings pursuant to the Financing Agreement and its non-compliance with the covenant to increase the annualized value of Giga's subscription contracts on a quarterly basis and the covenant to maintain an adjusted quick ratio of at least 1.25 to 1.00.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At Giga's Annual Meeting of Stockholders held on July 18, 2001, two directors were elected and the appointment of PricewaterhouseCoopers LLP as Giga's independent auditors for the 2001 fiscal year was ratified. The following is a tabulation of the voting with respect to the foregoing matters.

(a)        Election of Directors:

           Nominee                  For             Against             Abstain
           -------                  ---             -------             -------
           Michael E. Faherty    6,720,214           48,103                  0
           John B. Landry        6,721,638           46,679                  0


(b) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2001 fiscal year:

                                   For             Against              Abstain
                                   ---             -------              -------
                                 6,763,335          1,457               3,525

           A. G. W. Biddle, III, Neill H. Brownstein and Robert K. Weiler (each of whose term expires in the year 2002) and Richard L. Crandall and David L. Gilmour (each of whose term expires in the year 2003) are incumbent directors of Giga.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           10.1 Consulting Agreement dated July 18, 2001 between the Registrant and Michael E. Faherty

           10.2 Loan Modification and Forbearance Agreement, dated August 31, 2001, between the Registrant and Silicon Valley Bank

           10.3 Warrant to Purchase Stock of the Registrant issued to Silicon Valley Bank on September 5, 2001

           10.4 Loan Modification and Forbearance Agreement, dated November 6, 2001, between the Registrant and Silicon Valley Bank

           11         Statement of Computation of Per Share Earnings


(b)        Reports on Form 8-K

           Giga filed a Current Report on Form 8-K, dated July 19, 2001, pertaining to a press release announcing Giga's results of operations for the three and six months ended June 30, 2001.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GIGA INFORMATION GROUP, INC.

               November 14, 2001              By:  Victoria M. Lynch
                                                   -----------------
                                                   Victoria M. Lynch
                                                   Senior Vice President.
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS


10.1. Consulting Agreement dated July 18, 2001 between the Registrant and Michael E. Faherty

10.2. Loan Modification and Forbearance Agreement, dated August 31, 2001, between the Registrant and Silicon Valley Bank

10.3. Warrant to Purchase Stock of the Registrant issued to Silicon Valley Bank on September 5, 2001

10.4 Loan Modification and Forbearance Agreement, dated November 6, 2001, between the Registrant and Silicon Valley Bank

11                   Statement of Computation of Per Share Earnings