Form 10-K
period 2001-12-31
GIGA INFORMATION GROUP INC
filed 2002-03-29
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (617) 577-4900

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock; $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2002 was $14,963,715. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns 10% or more of the outstanding Common Stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

   The number of shares outstanding of the registrant's capital stock as of March 20, 2002 was 10,672,911 shares of Common Stock, par value $0.001 per share.

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

                                     PART I

Item 1. Business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect Giga's current expectations concerning future events and results. Giga generally uses the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward looking statements, including those concerning Giga's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond Giga's control, which may cause Giga's actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of Giga, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K. Giga undertakes no obligation to update any forward-looking statements as a result of new information, unanticipated events, or otherwise.

 GENERAL

         Giga Information Group, Inc. ("Giga") provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction between analysts and clients, Giga enables companies to make better strategic decisions that maximize technology investments and achieve business results.

         Giga began providing research, advisory and consulting services in April 1996. As of December 31, 2001, Giga had a global client base encompassing approximately 1,300 organizations. Its enterprise clients include companies that use, sell and invest in technology.

          The majority of Giga's research, advisory and consulting services are available to customers for an annual subscription fee billed and payable in advance. Giga Advisory(R) ("Advisory Service"), Giga's principal service offering, entitles members to (i) access to all of Giga's advisory service information and analyses, (ii) inquiry privileges and (iii) participate in a conference and teleconferences known as GigaTels(R).

         Giga has designed its products and services to capitalize on the capabilities of the Internet. Giga believes it became the first Internet-centric advisory firm by creating GigaWeb(R), a unique content portal that enables access to the full spectrum of Giga's original research, selected third party content and human expertise. GigaWeb, which was initially released in February 2000 and then upgraded to a new enhanced version in July 2001, also enables clients to engage in virtual topic-oriented communities hosted and moderated by Giga analysts. In addition, Giga maintains a knowledge management environment designed for electronic delivery and collaboration among analysts and clients, facilitated through the Internet.

         Giga launched its sales of Advisory Services in April 1996 and continued to grow, invest and expand its services, reaching approximately 1,100 clients at December 31, 1999 and reaching its current level of approximately 1,300 clients at December 31, 2000. Giga consummated its initial public offering of common stock ("the Offering") on July 31, 1998. In May 1999, Robert
K. Weiler was named to succeed founder Gideon I. Gartner as president and chief executive officer, and he assumed full-time duties in August 1999. Mr. Weiler assumed the position of chairman in the fourth quarter of 1999.

         Giga was incorporated on March 17, 1995 under the laws of the state of Delaware. Giga's principal executive offices are located at 139 Main Street, Cambridge, Massachusetts, 02142 and Giga's telephone number is (617) 577-4900.

MARKET FOCUS AND THE GIGA SOLUTION

         Giga focuses on the IT research segment of the syndicated research market. "IT," or Information Technology, industries are primarily those concerned with computing, telecommunications and other related industries. Typically, syndicated research companies develop a product that is sold to multiple clients. In general, these products include primary and secondary research and analyst support as part of the offering.

         Giga recognized that an advisory model based on IT is crucial in a market that demands the kind of technology integration made possible by continuing technological advances. Accordingly, Giga developed an integrated advisory offering that could be delivered and supported via the Internet and that helps clients make informed decisions about information technology through rapid access to comprehensive and experience-based analysis and advice.

         Advisory Service, in which Giga offers IT research and analysis to customers as a single service, is intended to encompass the variety of IT coverage offered by other providers through multiple and fragmented services. Giga believes that Advisory Service (i) delivers the comprehensive viewpoint required by customers, (ii) offers a price/performance advantage since the payment of one subscription fee provides access to all advisory research and
(iii) becomes increasingly cost effective over time as new advisory research is added without additional subscription fees.

         Giga developed its approach in response to the needs of the market. Giga's integrated Advisory Service produces internal benefits that Giga believes allows it to better service its customers, including (i) flexibility of resource allocation, (ii) an orientation toward internal collaboration and
(iii) the development of experienced generalists, who are able to diagnose broad client IT challenges and communicate effectively with clients. Flexibility of resource allocation allows Giga to focus its research resources to address subjects of the greatest significance to its customers at any particular time. Giga's orientation toward internal collaboration eliminates the competition among different advisory areas that Giga believes is customary at other providers. Instead, Giga encourages its analysts to work together in a multi-disciplinary approach and present a unified view to its customers. By virtue of several features built into Giga's methodologies, such as a requirement that analysts articulate balanced opinions that include probabilities of occurrence and alternative viewpoints, the process is also designed to be objective. In addition, research is available to clients on a timely basis through GigaWeb's sophisticated authoring technology. The customization features permitted by GigaWeb also make Giga's research more relevant to specific client environments.

         Giga ConsultingTM ("Advisory Consulting") services provide Giga's customers with support via retainer-based and project consulting arrangements to assess various IT issues, including an organization's strategic technology plan, a vendor's marketing plan, or the implementation issues surrounding a major technology migration. Advisory Consulting is a valuable extension of Giga's client inquiry process, enabling customers to request more in-depth analysis targeted at the application of technology to their specific situation.

         Giga's Web Site ScoreCard(TM) service is a comprehensive evaluation of an organization's web site to help it better compete online. This service provides an in-depth assessment with recommendations on how to strengthen an organization's online initiatives. Giga does not disclose Web Site ScoreCard results and recommendations, but utilizes them as strategic internal documents to help an organization improve its web site in order to gain competitive advantage.

         Giga's Total Economic Impact,TM or TEI,TM service helps clients prioritize their IT projects, justify and quantify IT spending, measure the costs and overall value of IT, gauge the benefits and risks of future IT projects and articulate more clearly the value that their IT products and services may bring to their customers.

         GigaWeb, Giga's interactive Web destination for IT research and discussion, allows customers to easily and efficiently navigate through the full spectrum of original research that is organized into Knowledge Salons,TM which are continuously updated virtual communities, in which research, analysis and points of view are shared and debated via the Internet. Each Knowledge Salon centers on an IT issue driven by a catalyst, such as a client inquiry, industry event or discussion among Giga analysts and advisors. A Giga senior analyst hosts each Knowledge Salon, and is responsible for keeping the content current. Each Knowledge Salon includes a broad range of documents covering topics critical to understanding IT issues and technology interrelationships.

         Through the use of intelligent software agents on GigaWeb, Giga provides customized information to each customer and allows customers to search for and select the information that is most relevant to their particular needs. GigaWeb also enables collaboration with Giga's analysts and maintains rich features that improve the usability of Giga research.


GIGA STRATEGY

         Giga's objective is to become a leading global IT advisory firm, offering a significant price/performance advantage over its competitors. The key elements of Giga's strategy include:

         o Offering information technology advisory and associated consulting service models based on business needs. Giga has developed research and fulfillment models based on the premise that enterprises need issues-based integrated research, advisory and consulting services to maximize technology investments and achieve business results. Giga recognizes that business strategies and multiple technologies are closely tied together and therefore cannot be separated by arbitrary service divisions that force clients to subscribe to multiple services in order to gain the information/advice needed to make decisions.

         o Utilizing and Enhancing its Price/Performance Advantage. Giga intends to use its price/performance advantage to increase the range of enterprises that can afford its services and to allow customers to offer Giga's content to a wider group of employees than has been affordable with competitors' products.

         o Leveraging Existing Customer Base. Giga's services are used by approximately 1,300 client organizations worldwide. Giga intends to expand its Advisory customer relationships by providing additional services, such as TEI and Web Site ScoreCard and Advisory Consulting. In addition, Giga is focused on increasing the number of Advisory Service subscribers within each customer's organization.

         o Using new products and services to create growth opportunities. New products and services, such as ForSITE,TM a service that helps guide and direct senior IT executives through the process of integrating new technologies into their organization's business plan, enable Giga to attract and retain customers. Using new services, Giga can create additional relationships that provide an opportunity to sell additional services.

         o Creating new distribution channels for research content. Giga is exploring distribution partnerships to increase visibility of its technology information expertise and to generate revenue.

         o Capitalizing on Worldwide Distribution. Giga has entered into agreements with distributors located in the Asia/Pacific region, Europe and South America, and intends to pursue additional international distribution arrangements.

PRODUCTS AND SERVICES

         Giga's four principal products and services are (i) Advisory Service, which includes Advisory Consulting, (ii) Events and Conferences, (iii) Web Site ScoreCard and (iv) TEI. Giga's services are designed to be accessed through GigaWeb, partner web sites and consultation with Giga's analysts and advisors.

         Giga's principal product, Advisory Service, is typically sold through annual contracts that renew automatically unless the customer cancels the subscription. Giga's experience has been that substantial portions of customers renew expiring contracts for an equal or greater level of total fees each year (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"). Giga prices its services in a manner designed to be competitive in the marketplace. A typical Advisory Service contract currently has an Annualized Value, or AV, of approximately $52,000. Giga defines AV as the cumulative annualized subscription value of Giga's Advisory Services contracts in effect at a given point in time. Giga's events and conferences are typically attended by Giga clients and non-clients for a nominal registration fee. Giga's Web Site ScoreCard is sold on a project basis at an average contract value of approximately $40,000. Giga's TEI is also sold on a project basis and the average TEI contract value is approximately $66,000.

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

         Within this unified service, Giga covers a broad range of competencies, grouped into twelve core disciplines:

         o        Mobile Enterprise
         o        Security
         o        Management and Organization
         o        IT Consulting and Outsourcing Services
         o        IT Computing Infrastructures
         o        Communications Infrastructures
         o        eBusiness Back Office
         o        eBusiness Front Office
         o        Software Application Development Processes and Tools
         o        Software Infrastructure and Architecture
         o        Collaboration, Knowledge and Content Management
         o        Assessment and Optimization

         Giga's flexible, integrated approach provides clients with strategic and practical business recommendations at what Giga believes is a superior price/performance ratio. By offering unlimited access to virtually all Giga content and Giga analysts, a Giga Advisory membership can help a client's management team make better-informed business and technical decisions.

         Advisory Consulting
         -------------------

         Giga's Advisory Consulting service offers customized consulting relationships with Giga analysts who develop a thorough understanding of a client's IT environment while providing in-depth counsel. Advisory Consulting complements the full range of Giga's advisory offerings by fulfilling a client's need for detailed custom analysis and advice.

         Giga's Research Process
         -----------------------

         To effectively meet client needs for Advisory Services regarding information technology, Giga's research is driven by catalysts such as client inquiries, external events and trends, as well as analyst insight, and remains focused on the economic, technical and managerial forces shaping the evolution of business. This research, the objectivity of which is supported through a published Objectivity Statement unique to Giga, is used by Giga analysts to provide clients with both strategic and tactical analysis and recommendations. The result is information that is designed to be practical, rather than a collection of analytical "sound bites."

         Giga analysts provide action-oriented recommendations that focus on the here and now, not just longer-term strategic views. Giga's collaborative research process allows Giga analysts to advise on the cause and effect of those recommendations, thus allowing more effective decision-making by its clients.

         As of December 31, 2001, Giga employed approximately 76 research professionals and plans to hire additional research staff, as needed. Giga's principal research offices are located in Cambridge, Massachusetts, Norwalk, Connecticut and Santa Clara, California. Giga's analysts average 19 years of experience with backgrounds ranging from consulting to that of chief information officers.

Events and Conferences

         Giga's events and conferences are designed to assist today's IT and business executives drive their organizations forward in the IT world. Thought provoking analyst presentations, interactive peer-to-peer exchanges and customer case studies provide attendees with the information that is necessary to solve problems and maintain their organization's competitive advantage through technology.

         Giga's research conferences focus on the specific strategy, management and technology challenges of operating a business in the global digital economy, and covers applications, infrastructures, connectivity and mobility, customer management, IT and business alignment, emerging technologies and organizational issues.

         Giga's flagship annual conference, Giga World IT Forum, held both in the United States and in Europe, provides an opportunity for Giga's clients and other attendees to participate in sessions covering a broad spectrum of IT topics as well as the opportunity to interact closely with Giga analysts, advisors and guest faculty in an environment designed to facilitate networking and peer-to-peer exchange.

Web Site ScoreCard

         Giga launched its Web Site ScoreCard service in the third quarter of 1999. Web Site ScoreCard is designed to help a client objectively evaluate its web site strategy and online initiatives by benchmarking its current site against competitor sites and other "best of breed" sites. Web Site ScoreCard clients work closely with senior Giga analysts on customized projects that are designed to provide them with concrete metrics and solid, non-biased recommendations for use by the client's staff.

TEI

         Giga launched its TEI service in the second quarter of 2001. TEI is an analytical tool that enables organizations to determine the value of their IT programs. TEI clients work closely with Giga analysts to build an IT decision-making model that is applicable to their organization. TEI provides clients with a tool to document and communicate the value of IT to management, assess and prioritize IT opportunities and identify the IT projects that will provide the best return for the organization. TEI helps clients make the right choices among implementation options, evaluate vendors on a wide array of variables and communicate the value of their products and services to their current and future customers.

GigaWeb and Other Delivery Mechanisms

          GigaWeb provides Giga clients with an interactive online destination for immediate access to original research and analysis. A customized virtual office provides an intuitive layout, powerful agent-assisted search engine, and daily notifications of new content through personalized saved searches called GigaBots(R). Giga believes GigaWeb is the industry's most direct and comprehensive channel to IT information.

         IntraGiga(R) is ideal for companies that want rapid and secure access to Giga's research content without being connected to the Internet. By residing on an organization's server, IntraGiga enables the customization of Giga knowledge within an organization and control of the flow of information.

         Giga also supports clients with its Knowledge Center, which is staffed by associates who track customer inquiries, direct clients to the appropriate analyst or information source, and assist customers with other research-related concerns. To protect client timetables, the Knowledge Center handles client inquiries with an inquiry response support methodology that is critical in the IT research industry.

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


SALES AND MARKETING

         Since its inception, Giga has made substantial investments in sales and marketing to sell its services, address additional markets and support its growing customer base. Giga sells its services through a direct sales force located in the United States, Canada, United Kingdom, Germany, Scandinavia, and Israel. As of December 31, 2001, Giga had 39 North American field sales representatives and 20 field sales representatives serving Europe and Israel. All Giga sales representatives participate in Giga's annual sales compensation plan. Commissions are paid monthly based upon attainment of quotas versus established quotas. Additional bonuses and other incentives are paid for meeting and/or exceeding various established targets and for special promotions. Giga's internal marketing organization, primarily located in Giga's Cambridge, Massachusetts and Norwell, Massachusetts facilities, provides public relations, lead generation, direct mail support and other related services.

         Giga also sells its services through independent representatives in Korea, Argentina, Brazil, Panama, India, Hong Kong, Australia, and Japan. These representatives are compensated based on the net new Annualized Value of the contracts generated by them. Giga also resells its services through GigaGroup S.A., located in Paris, France. This entity was formerly known as Giga Information Group S.A., a wholly-owned subsidiary of Giga (See Note 5 to the Consolidated Financial Statements). Independent representatives are involved in other activities related to IT technology, mainly consulting, but they do not represent any products or perform any services that conflict with Giga's services. To date, revenues from these representatives have been insignificant.

         Giga has approximately 1,300 enterprises as clients. No single customer accounted for over 10% of Giga's revenues for the years ended December 31, 2001, 2000, and 1999.

COMPETITION

         Giga competes in the IT market directly with other independent providers of research, advisory and consulting services, including Gartner Group, Inc., META Group, Inc. and Forrester Research Inc., and the internal planning, research and marketing staffs of corporations and IT vendors. Giga also competes with other information providers, including market research firms, "Big Five" accounting firms, consulting firms and systems integrators. Many of Giga's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than Giga. Some of Giga's direct and indirect competitors also have established research organizations with greater market recognition.


EMPLOYEES

         As of December 31, 2001, Giga employed 270 persons, including 119 in research and research support, 4 in events and conferences, 95 in sales and marketing, 6 in research and development and 46 in administration. Of these employees, 60 are located in Giga's Norwell facility, 50 are located in Giga's Cambridge headquarters, 77 are located in Giga's other domestic facilities, 58 are located internationally and 25 work from their homes. None of Giga's employees are represented by a collective bargaining arrangement and Giga believes its relationship with its employees is good.


TRADEMARKS

         GiGa Giga Information Group (and design),(R) Giga Advisory,(R) GigaWeb,(R) GigaBots,(R) GigaTel,(R) GigaNotes,(R) ePractices(R) and IntraGiga(R) are registered trademarks of Giga. Giga uses several trademarks, including eKnowledge,(TM) eGiga,(TM) Knowledge Salons,(TM) Web Site ScoreCard,(TM) TEI (Total Economic Impact),(TM) GigaWorld IT Forum,(TM) IdeaBytes,(TM) ExperNet,(TM) Giga Consulting,(TM) Executive Advisor(TM) and ForSITE.TM All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 2. Properties.

         Giga's headquarters are located in Cambridge, Massachusetts and consist of approximately 16,000 square feet. This facility and approximately 27,000 square feet in its Norwell, Massachusetts facility together accommodate corporate administration, research, analysis and advisory, marketing and sales and customer support. The lease on the Cambridge facility expires in August 2005 and the lease on the Norwell facility expires in May 2006. Giga also leases office space for its research, and sales and marketing efforts in seven other U.S. and two primary international locations. Giga believes that additional facilities will be available in the future on commercially reasonable terms to meet future needs. See Note 13 to the Consolidated Financial Statements - Commitments and Contingent Liabilities: Lease Commitments.


Item 3. Legal Proceedings.

         Giga from time to time is involved in certain litigation arising in the normal course of its business. Giga does not believe that any such litigation, alone or in the aggregate, would have a material adverse effect on its financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.


Executive Officers of Giga

         The following table sets forth certain information as of March 20, 2002 concerning the executive officers of Giga.

Name                       Age    Position
----                       ---    --------
Robert K. Weiler            51    Chairman of the Board of Directors, President
                                  and Chief Executive Officer

Victoria M. Lynch           42    Senior Vice President, Chief Financial
                                  Officer, Treasurer and Secretary

Daniel R. Mahoney           53    Senior Vice President, Research

Jean-Michel Six, Ph.D.      49    Senior Vice President, Worldwide Sales and
                                  Marketing

         Mr. Weiler was named President and Chief Executive Officer of Giga in May 1999, and assumed full-time duties in August 1999. He was elected Chairman of the Board of Directors in October 1999. Prior to joining Giga, he was President and Chief Executive Officer of Eastman Software, Inc. (formerly Wang Software). From January 1991 to December 1995, he served as Senior Vice President, Worldwide Sales & Marketing, Service & Support for Lotus Development Corp. From October 1988 to January 1991, he was President and Chief Operating Officer of Interleaf, Inc., a hardware and electronic publishing/document management software company. From August 1986 to September 1987, Mr. Weiler served as Executive Vice President, Worldwide Sales & Marketing for Cullinet Software, Inc. He was appointed President and Chief Operating Officer in August 1987 and served in that capacity until September 1988. From August 1985 to 1986, Mr. Weiler was Chief Executive Officer and President of Distribution Management Systems, Inc., an application software company acquired by Cullinet. From 1976 to 1985, Mr. Weiler served in a variety of management positions for McCormack and Dodge, Inc., a privately held software company until purchased by the Dun & Bradstreet Corporation in 1983. Mr. Weiler holds a B. A. degree from Saint Anselm College.

         Ms. Lynch was appointed Senior Vice President, Chief Financial Officer, Treasurer and Secretary in July 2001. She served as Giga's Vice President and Corporate Controller from April 1998 to July 2001. From July 1996 to April 1998, Ms. Lynch was Corporate Controller for FASTech Integration Inc., a multinational corporation that designed, developed, marketed and integrated manufacturing execution software. From December 1994 to July 1996, Ms. Lynch was Corporate Controller for Cognex Corp., a multinational firm that designs, develops and markets machine vision software and hardware used to gauge, guide, inspect and identify products in manufacturing operations. From January 1988 to November 1994, Ms. Lynch was Director of Accounting and Reporting and served in other management and supervisory roles for Serono S.A., a multinational pharmaceutical and biotech company based in Switzerland. From 1981 to 1987, Ms. Lynch held management positions in public accounting, banking, and financial services. Ms. Lynch holds a B.S. degree in accountancy from Bentley College.

         Mr. Mahoney has served as Senior Vice President, Research since February 2000. He served as Giga's Vice President, Managing Research Executive from July 1997 to February 2000. From June 1996 to July 1997, Mr. Mahoney was Vice President and General Manager at Intranet Partners, a startup consultancy that focused on the business use of Internet technologies. From April 1995 to February 1996, Mr. Mahoney was Vice President and General Manager of Dataquest North America where he was responsible for the analysis, sales and marketing for North American business. From 1994 to 1995, Mr. Mahoney was the Director of Systems Development for Household Credit Services, the credit-card division of Household International, Inc. and one of the top five credit-card companies in the world. From 1969 to 1994, Mr. Mahoney held a variety of management, marketing and development positions at the International Business Machines Corporation, or IBM. Mr. Mahoney holds a B.A. in mathematics from Marist College and has done advanced degree work in computer science at New York University and in the M.B.A. program at Santa Clara University, California.

         Dr. Six was appointed Senior Vice President, Worldwide Sales and Marketing in January 2001. He served as Giga's Vice President, International from April 2000 to January 2001. From 1998 to March 2000, Dr. Six was a principal and consultant with Global Partners, Inc., a business development firm that specializes in information technology, financial services and healthcare. From 1993 to 1997, Dr. Six was Group Vice President, Business Development and Sales, and from 1987 to 1993, he was Vice President, International at Standard and Poor's DRI. He holds a Ph.D. in Economics and a M.A. in English Literature from the University of Paris and has completed studies at McGraw-Hill's Senior Management School, in partnership with Harvard University.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         From July 30, 1998 through January 4, 2001, Giga's common stock was listed for trading on the Nasdaq Stock Market(R) National Market ("Nasdaq") under the symbol "GIGX." From January 5, 2001 through March 22, 2001, Giga's common stock was listed for trading on the Nasdaq SmallCap Market. Since March 23, 2001, Giga's common stock has been listed for trading on the OTC Bulletin Board (see Management's Discussion and Analysis of Financial Condition and Results of Operations). Prior to July 30, 1998, there was no established public trading market for Giga's common stock.

         The following table sets forth the high and low sales prices as reported by Nasdaq or OTC for the applicable quarterly fiscal periods during the fiscal years ended December 31, 2001 and December 31, 2000.

                                            Fiscal Year 2001            Fiscal Year 2000
                                        -------------------------- ---------------------------
                                            High         Low           High          Low
                                        -------------------------- ---------------------------
First Quarter ended March 31                  $3.880       $1.750        $11.375       $4.250
Second Quarter ended June 30                  $2.670       $1.250         $9.250       $4.875
Third Quarter ended September 30              $2.050       $0.600         $8.250       $4.063
Fourth Quarter ended December 31              $2.400       $0.870         $6.188       $2.563

         As of March 20, 2002, there were approximately 215 holders of record (1,244 beneficial owners) of Giga's common stock.

         As of December 31, 2001, Giga had never declared or paid cash dividends on shares of its common stock and does not intend to pay cash dividends in the foreseeable future.


Item 6.   Selected Consolidated Financial Data.

         The following table summarizes recent financial information for Giga. For further information, see Part II, Item 8. Consolidated Financial Statements and Supplementary Data.

                          GIGA INFORMATION GROUP, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (in thousands, except share and per share data)

                                                                           Year Ended
                                              ---------------------------------------------------------------------
                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                   2001          2000          1999          1998         1997
                                              ---------------------------------------------------------------------
Consolidated Statement of Operations Data:
Revenues:
    Research, advisory and consulting              $  65,379     $  61,737      $ 46,621     $ 32,602     $ 15,438
    Other, principally events
                                                       4,379         6,986         5,880        6,157        4,221
                                              ---------------------------------------------------------------------
        Total revenues
                                                      69,758        68,723        52,501       38,759       19,659

        Total costs and
        expenses                                      71,645        77,012        69,498       56,531       43,097
                                              ---------------------------------------------------------------------

    Loss from operations
                                                     (1,887)       (8,289)      (16,997)     (17,772)     (23,438)
                                              ---------------------------------------------------------------------

    Other income (expenses),
    net                                                (408)            32         (269)        (213)        (333)
                                              ---------------------------------------------------------------------

    Loss from continuing operations

       before income taxes                           (2,295)       (8,257)      (17,266)     (17,985)     (23,771)
    Income tax provision (benefit)
                                                        140          (25)            62           36        (641)
                                              ---------------------------------------------------------------------
    Loss from continuing operations
                                                     (2,435)       (8,232)      (17,328)     (18,021)     (23,130)
                                              ---------------------------------------------------------------------

    Income from discontinued operations
                                                           -             -             -            -        1,313
                                              ---------------------------------------------------------------------

    Loss before extraordinary item
                                                     (2,435)       (8,232)      (17,328)     (18,021)     (21,817)
                                              ---------------------------------------------------------------------

    Extraordinary item, net of tax effect
                                                           -             -             -        (707)            -
                                              ---------------------------------------------------------------------

Net loss                                          $  (2,435)    $  (8,232)     $(17,328)    $(18,728)    $(21,817)
                                              =====================================================================

-------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share (1):
Historical results per common and
    common equivalent share (basic and diluted):
        Loss from continuing operations            $  (0.23)     $  (0.80)     $  (1.73)    $  (3.36)    $ (11.16)
        Income from discontinued operations
                                                           -             -             -            -         0.63
        Extraordinary item, net of tax
        effect                                             -             -             -       (0.13)            -
                                              ---------------------------------------------------------------------
        Net loss                                   $  (0.23)     $  (0.80)     $  (1.73)    $  (3.49)    $ (10.53)
                                              =====================================================================
Historical weighted average common and
    common equivalent shares outstanding:         10,572,594    10,270,695     9,999,737    5,365,202    2,072,837
                                              =====================================================================

-------------------------------------------------------------------------------------------------------------------

(1) All share and per share amounts have been adjusted for the one-for-three reverse stock split effective July 29, 1998.

                          GIGA INFORMATION GROUP, INC.
                SELECTED CONSOLIDATED FINANCIAL DATA - continued
                                 (in thousands)

                                                                              December 31,
                                                    ------------------------------------------------------------------
                                                        2001         2000          1999        1998         1997
                                                    ------------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities        $ 1,118       $ 1,640      $ 5,866    $ 21,038       $ 3,521
Restricted cash                                               57             -            -           -             -
Accounts receivable, billed and unbilled, net             21,467        25,969       26,173      19,623        13,688
Pledged accounts receivable                                3,128         1,717            -           -             -
Other current assets                                       4,186         6,052        5,174       4,772         3,753
                                                    ------------------------------------------------------------------
    Total current assets                                  29,956        35,378       37,213      45,433        20,962
Restricted cash                                              620           681          316          19            18
Property and equipment, net, and other assets              9,180         8,225        6,666       3,761         2,043
                                                    ------------------------------------------------------------------
Total assets                                            $ 39,756      $ 44,284     $ 44,195    $ 49,213      $ 23,023
                                                    ==================================================================

Current portion of long-term obligations                 $ 2,832       $ 1,489       $  527      $  461       $ 1,526
Deferred revenues                                         36,601        39,234       37,817      29,162        20,604
Other current liabilities                                 11,434        14,006       11,668       9,432         9,046
                                                    ------------------------------------------------------------------
    Total current liabilities                             50,867        54,729       50,012      39,055        31,176
Long term obligations, less current portion                2,278         1,097          569         752           937
Total stockholders' equity (deficit)                    (13,389)      (11,542)      (6,386)       9,406       (9,090)
                                                    ------------------------------------------------------------------
Total liabilities and stockholders' equity
(deficit)                                               $ 39,756      $ 44,284     $ 44,195    $ 49,213      $ 23,023
                                                    ==================================================================

----------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect Giga's current expectations concerning future events and results. Giga generally uses the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward looking statements, including those concerning Giga's expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond Giga's control, which may cause Giga's actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. In evaluating such statements as well as the future prospects of Giga, specific consideration should be given to various factors including the following: Giga's prior history of losses and negative working capital; Giga's dependence on sales and renewals of subscription-based services; Giga's ability to achieve and sustain high renewal rates; competition from other companies including those with greater resources than Giga; Giga's need to attract and retain qualified personnel; Giga's ability to manage and sustain growth; the risks associated with the development of new services and products; Giga's dependence on key personnel; the potential for significant fluctuations in quarterly operating results; the risks associated with international operations; Giga's future capital needs and the risks of working capital deficiency; continued market acceptance and demand for Giga services; uncertainties relating to proprietary rights; Giga's dependence on the Internet infrastructure; the risk of system failure; and the risks related to content. In evaluating such forward looking statements, as well as the future prospects of Giga, specific consideration should be given to the various factors discussed in this Annual Report on Form 10-K, including those discussed under General Risks and Uncertainties. Giga undertakes no obligation to update any forward-looking statements as a result of new information, unanticipated events, or otherwise.


OVERVIEW

         Giga provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction between analysts and clients, Giga enables companies to make better strategic decisions that maximize technology investments and achieve business results. Giga's four principal products and services are (i) Advisory Service, which includes Advisory Consulting, (ii) Events and Conferences, (iii) Web Site ScoreCard and
(iv) TEI. Giga's services are designed to be accessed through GigaWeb, partner web sites and consultation with Giga's analysts and advisors.

          Giga introduced its Advisory Service and GigaWeb in April 1996. Giga introduced Advisory Consulting in September 1997. Giga acquired its Events and Conferences product line in April 1995. Giga launched its Web Site ScoreCard offering in the third quarter of 1999 and its TEI service in the second quarter of 2001. For financial reporting purposes, revenues from (i) Advisory Service (including Advisory Consulting), Web Site ScoreCard and TEI are aggregated into Research, advisory and consulting and (ii) Events and Conferences are aggregated into Other, principally events.

         Essentially all of Giga's current international operations are located in the European Community, Canada and Israel. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these and other countries in the European Community. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. Giga's wholly-owned subsidiary in Israel, Gigaweb, Ltd., an entity that was formerly a reseller of Giga's products and services, manages direct sales personnel, primarily in Israel. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Korea, Argentina, Brazil, Panama, Australia, India, Hong Kong and Japan through resellers or distributors.

         Substantially all of Giga's revenues from the European Community and Israel are denominated in foreign currencies, particularly the British pound, while essentially all of Giga's revenues from Canada are denominated in U.S. dollars. Revenues from resellers have been, and are expected to continue to be, denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. To date, however, Giga's cumulative translation adjustments have been slightly favorable, although there can be no assurance that this trend will continue in the future. Giga does not currently hedge its exposure to foreign currency adjustments.

         Giga believes that a leading measure of its business volume is Revenue Run Rate, which is defined as AV plus the previous 12 months' revenues from services not included in AV, primarily events and services such as Web Site ScoreCard and TEI. At December 31, 2001, Revenue Run Rate decreased approximately 2% to $73.8 million from approximately $75.3 million at December 31, 2000. Annualized Value at December 31, 2001 decreased approximately 2% to $66.3 million from $67.3 million at December 31, 2000.

         A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end. However, given the decrease experienced in Revenue Run Rate and AV at December 31, 2001 and lower anticipated growth rates for the advisory services industry, these accounts may not increase substantially at quarter end or at fiscal year end during 2002.

         Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, impairment and other charges, restructuring costs, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct expenses include costs for analysts, research support staff and customer support, direct expenses for events and conferences and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when paid and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Impairment and other charges are charges recognized for the impairment of acquired goodwill and other operating losses incurred in connection with acquisitions. Restructuring costs are primarily costs to exit facilities in the United Kingdom and costs for involuntary employee termination benefits associated with staff reductions. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software licenses and software implementation costs and assets acquired under capital leases.

         In February 2000, Giga announced its plan to restructure its events and conferences business. As a result, Giga eliminated a total of four positions in the fourth quarter of 2000. Giga recorded a restructuring charge of $70,000 for the year ended December 31, 2000 for severance and other employee-related costs associated with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of 2000.

         In February 2000, Giga also announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In connection with this facility project, Giga recorded a restructuring charge of $183,000 for the year ended December 31, 2000 for lease cancellation fees and related costs and severance and other employee benefit costs. As of December 31, 2000, the remaining provision balance was $107,000. In June 2001, Giga announced its plan to cancel the facility project in the United Kingdom. As a result, Giga recorded a net restructuring charge of $439,000 for the year ended December 31, 2001. This net charge consists of a $55,000 reduction to the provision recorded in 2000, a $778,000 charge recorded in the second quarter of 2001 for facility and other exit costs related to the cancellation of the facility project, and an adjustment recorded in the fourth quarter of 2001 for $284,000 to reverse a portion of the charge booked in the second quarter of 2001 since the actual exit costs were lower than the contractual commitments. As of December 31, 2001, the remaining provision balance was $21,000. The exit activities are expected to be completed by the end of the first quarter of 2002. See Note 6 to the Consolidated Financial Statements.

         During 2001, Giga also recorded a restructuring charge of $890,000 for involuntary employee termination benefits in connection with staff reductions made during the second, third, and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. Employee termination benefits include severance, salary continuation, medical and other benefits. As of December 31, 2001, the remaining provision balance was $50,000. Giga expects to pay all of the remaining costs associated with the staff reductions by the end of the first quarter of 2002. See Note 6 to the Consolidated Financial Statements.

         On July 9, 2001, Giga purchased 2,383 shares common stock of Gigaweb, Ltd., which sells and markets Giga's research, advisory and consulting services primarily in Israel, for $574,000. This transaction resulted from the exercise of an option by a number of the outside shareholders of Gigaweb, Ltd., pursuant to an outstanding Stock Purchase Agreement. Under the terms of this option, Giga was required to purchase the shares of Gigaweb, Ltd. based on a fixed multiple of the Annualized Value of Gigaweb, Ltd. one month prior to the date of exercise. Management believes the fixed multiple approximated fair value at the date of acquisition, as compared to market multiples of other comparable companies. As a result of this transaction, Giga's ownership of Gigaweb, Ltd. increased from 7.8% to 53.4%. While immaterial to Giga's consolidated results, the results of Gigaweb, Ltd.'s operations have been included in Giga's consolidated results as of the date of acquisition. See Note 3 to the Consolidated Financial Statements.

         On December 31, 2001, Giga purchased the remaining 2,431 shares of Gigaweb, Ltd. for $642,000 as a result of the exercise of the option held by the remaining principal shareholder of Gigaweb, Ltd., pursuant to a Letter Agreement that amended the original Stock Purchase Agreement between Giga and the shareholders of Gigaweb, Ltd. ("Amended Agreement"). Under the terms of the Amended Agreement, Giga was required to purchase the shares of Gigaweb, Ltd. based on a fixed multiple of the Annualized Value of Gigaweb, Ltd. at December 31, 2001, or a defined minimum value. On the date the option was exercised, Giga was required to pay the minimum value. The difference between the minimum value and the fair value of the assets acquired was $332,000 and is included in the Consolidated Statement of Operations under the caption "Impairment and other charges." As a result of acquiring these remaining shares of Gigaweb, Ltd., Giga's ownership of Gigaweb, Ltd. increased from 53.4% to 100%. As of December 31, 2001, Giga recorded an amount payable of $642,000 related to this transaction, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet at December 31, 2001 and is expected to be paid in full by April 1, 2002. See Note 3 to the Consolidated Financial Statements.

         Due to significant deterioration in the financial performance of Gigaweb, Ltd. during the second half of fiscal 2001 (including continued operating losses and a 47% decline in its Annualized Value), management performed a review of the goodwill acquired and determined that an impairment occurred. Giga's management based its analysis on the guidance provided in the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management's analysis concluded that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of Gigaweb, Ltd. and an impairment loss was recognized in accordance with SFAS 121. Giga calculated this impairment charge as the difference between the carrying amount and fair value of the asset, with fair value being estimated based on a multiple of Annualized Value, as determined by the market value of other comparable businesses. Giga recorded an impairment loss of

$512,000, which is included in the Consolidated Statement of Operations under the caption "Impairment and other charges." See Note 4 to the Consolidated Financial Statements.


CRITICAL ACCOUNTING POLICIES

         Giga has identified the policies below as critical to its business operations and the understanding of its results of operations. The preparation of Giga's audited Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Giga evaluates its estimates, including those related to bad debts and sales cancellations, goodwill, investments, restructuring, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Revenue and Commission Expense Recognition

         Giga's revenue recognition policy is critical because revenue is a key component of Giga's results of operations and revenue recognition determines the timing of various expenses, such as commission expense. Giga typically sells its principal product, Advisory Service, through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed semi-annually, quarterly or monthly. Amounts billed in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Giga recognizes revenues from project consulting, Web Site ScoreCard and TEI as such services are completed and revenues from events as they occur. Unbilled receivables, the majority of which are due within one year, primarily result from deferred billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission to expense over the contract period in which the related revenues are earned. In the event the customer cancels the contract, the commission is refundable with respect to the portion related to the revenue that will not be recognized.

Sales Cancellations and Allowances for Doubtful Accounts

         Giga's management must estimate future sales cancellations related to current period revenue. Management analyzes historical cancellations, current economic trends and changes in customer demand and acceptance of Giga's products and services when evaluating the adequacy of the sales cancellation allowance. Giga must make significant management judgments and estimates in connection with establishing the sales cancellation allowance in any accounting period. Material differences may result in the amount and timing of Giga's revenue for any period if management made different judgments or utilized different estimates. Similarly, management must estimate the uncollectability of Giga's accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Valuation of Goodwill

         Giga recorded goodwill in 2001 in connection with the acquisition of Gigaweb, Ltd. Giga must periodically evaluate the fair value of the acquired business for potential impairment indicators. Management's judgment regarding the existence of impairment indicators is based on the market conditions, the estimated future cash flows, the Annualized Value and the operational performance of Gigaweb, Ltd. Future events could cause management to conclude that impairment indicators exist and that the goodwill associated with the acquired business is further impaired. Any resulting impairment loss could have a material adverse effect on Giga's financial condition and its results of operations. In 2001, Giga recorded an impairment loss of $512,000 for the impairment of the acquired goodwill, leaving a remaining goodwill balance of

$665,000 as of December 31, 2001. See Notes 3 and 4 to the Consolidated Financial Statements.

Valuation of Investments

         Giga has long-term investments in companies that are not publicly traded, which makes determining the value of these investments difficult. Giga records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Any resulting impairment loss could have a material adverse effect on Giga's financial condition and its results of operations. In 2001, Giga recorded an impairment loss of $164,000 for the write-off of one of its investments, leaving remaining long-term investments aggregating $1,084,000 as of December 31, 2001, of which GigaGroup S.A. represents $1,059,000.

Income Taxes

         Giga has incurred substantial tax loss carryforwards since its inception, and acquired certain tax loss carryforwards. Due to the magnitude of these existing tax loss carryforwards and substantial uncertainties associated with its business, Giga has been unable to conclude that it is more likely than not that it will realize the deferred tax asset associated with these tax loss carryforwards. Accordingly, Giga has not recognized any of this deferred tax asset and it has been fully reserved. As of December 31, 2001, a valuation allowance of $37,308,000 had been recognized to offset the deferred tax asset. Future events could cause management to conclude that it is more likely than not that Giga will realize a portion of the deferred tax asset. Upon reaching such a conclusion, the valuation allowance will be reduced and the deferred tax asset will be recognized. Currently, Giga provides for income taxes only to the extent that it expects to pay cash taxes for current income, primarily state taxes and the federal alternative minimum tax.

         The above listing is not intended to be a comprehensive list of all of Giga's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See Giga's Consolidated Financial Statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues:

                                                             2001         2000          1999
                                                         ------------- ------------  ------------
Revenues:
   Research, advisory and consulting                              94%          90%           89%
   Other, principally events                                       6%          10%           11%
                                                         ------------- ------------  ------------

   Total revenues                                                100%         100%          100%
                                                         ============= ============  ============

Costs and expenses:
   Cost of services                                               40%          45%           50%
   Sales and marketing                                            40%          47%           57%
   Research and development                                        2%           3%            4%
   General and administrative                                     13%          13%           17%
   Impairment and other charges                                    1%            -             -
   Restructuring charge                                            2%            -             -
   Depreciation and amortization                                   5%           4%            4%
                                                         ------------- ------------  ------------

   Total costs and expenses                                      103%         112%          132%
                                                         ------------- ------------  ------------

Loss from operations                                             (3%)        (12%)         (32%)

Interest income                                                     -            -            1%
Interest expense                                                    -            -             -
Other expense                                                       -            -             -
Foreign exchange loss                                               -            -          (2%)
Minority interest                                                   -            -             -
                                                         ------------- ------------  ------------

   Loss from operations before income taxes                      (3%)        (12%)         (33%)
Income tax provision (benefit)                                      -            -             -
                                                         ------------- ------------  ------------

Net loss                                                         (3%)        (12%)         (33%)
                                                         ============= ============  ============

         The decreases in the various operating expenses expressed as a percentage of total revenues in the table above, from 2000 to 2001, are primarily due to a decrease in expenses resulting from staff reductions and other cost-cutting initiatives implemented during 2001. The decreases in the various operating expenses expressed as a percentage of total revenues in the table above, from 1999 to 2000, were primarily due to leveraging those expenses over increased revenues derived from a growing customer base.

FOR THE YEAR ENDED DECEMBER 31, 2001 VERSUS THE YEAR ENDED DECEMBER 31, 2000

         Revenues. Total revenues increased 2% to $69.8 million in 2001 from $68.7 million in 2000. The increase in total revenues was primarily due to the increase in research, advisory and consulting revenues.

              Research, advisory and consulting. Revenues from research, advisory and consulting increased 6% to $65.4 million, or 94% of total revenues, in 2001 from $61.7 million, or 90% of total revenues, in 2000. The increase in revenues was primarily due to market acceptance of Giga's services, particularly Web Site ScoreCard and Giga's new TEI service.

              Other, principally events. Other revenues, principally events decreased 37% to $4.4 million, or 6% of total revenues, in 2001 from $7.0 million, or 10% of total revenues, in 2000. The decrease was primarily due to decreased revenues for events registrations and sponsorships, since fewer conferences were held in 2001 compared to 2000.

         Costs and expenses. Total costs and expenses decreased 7% to $71.6 million in 2001 from $77.0 million in 2000. The decrease in total costs and expenses was primarily due to the decrease in cost of services and sales and marketing expenses.

              Cost of services. Cost of services decreased 10% to $27.6 million in 2001 from $30.7 million in 2000. The decrease in costs was primarily due to cost-cutting initiatives implemented in 2001. The decrease is also due to lower costs required to produce events, since there were fewer conferences held in 2001 compared to 2000. Cost of services as a percentage of total revenues declined to 40% in 2001 from 45% of total revenues in 2000, primarily due to the factors discussed above.

              Sales and marketing. Sales and marketing expenses decreased 12% to $28.1 million in 2001 from $31.9 million in 2000. This decrease was principally due to a reduction of costs resulting from the deconsolidation of Giga Information Group S.A., a former wholly-owned subsidiary of Giga, in September 2000. Giga Information Group S.A. issued shares of its common stock to new investing parties resulting in Giga's ownership of Giga Information Group S.A. decreasing from 100% to 19.9%. As Giga no longer exercises significant influence over that entity, now called GigaGroup S.A., its financial results are no longer included in the consolidated financial results of Giga. See Note 5 to the Consolidated Financial Statements.

         The decrease is also due to lower costs required to market events, since there were fewer conferences held in 2001 compared to 2000. The first fiscal quarter of 2001 also includes a non-recurring benefit of approximately $569,000 related to an adjustment to commission expense that was recorded in fiscal years 2000 and 1999. Sales and marketing expenses as a percentage of total revenues declined to 40% in 2001 from 47% of total revenues in 2000, primarily due to the factors discussed above.

              Research and development. Research and development expenses decreased 49% to $1.1 million in 2001 from $2.2 million in 2000. The decrease was primarily due to the capitalization of costs associated with the development of a new enhanced version of GigaWeb during the first half of 2001, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"), whereas the costs associated with the completion of GigaWeb 3.0 were charged to expense as incurred during 2000.

              General and administrative. General and administrative expenses remained constant at $9.1 million in 2001 and 2000.

              Impairment and other charges. Impairment and other charges totaling $844,000 were recorded in 2001. Of the total charges, $332,000 was recorded as an operating loss for the difference between the purchase price of 2,431 shares of Gigaweb Ltd. and the fair value of the assets acquired. The remaining $512,000 of the charges represents an impairment loss recorded for the impairment of acquired goodwill. This impairment charge was calculated as the difference between the carrying amount and the fair value of the assets of Gigaweb Ltd. See Notes 3 and 4 to the Consolidated Financial Statements.

              Restructuring charge. Giga recorded restructuring charges totaling $1.3 million in 2001. Of the total charges, $494,000 was for a provision for facility costs and other exit costs related to the cancellation of a facility project in the United Kingdom, offset by a $55,000 reduction to the provision recorded in 2000. The remaining $890,000 of the restructuring charges was for involuntary employee termination benefits in connection with total staff reductions of 117 employees. Restructuring charges totaling $253,000 were recorded in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business. See Note 6 to the Consolidated Financial Statements.

              Depreciation and amortization. Depreciation and amortization expense increased 22% to $3.6 million in 2001 from $2.9 million in 2000. The increase was primarily due to increased amortization costs for a sales force automation system deployed in the fourth quarter of 2000, for assets acquired under capital leases in the second half of 2000 and the second half of 2001 and web site development costs for the new enhanced version of GigaWeb deployed in July 2001.

         Interest income and expense. Interest income decreased to $86,000 in 2001 from $243,000 in 2000 due to lower cash balances available for investment. Interest expense increased to $293,000 in 2001 from a net credit in interest expense of $20,000 in 2000. The increase was primarily due to interest expense incurred in connection with the short-term borrowings made during 2001. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of $101,000. This credit, net of interest charges prior to making the final payment, resulted in a net credit to interest expense of $20,000 in 2000.

         Other expense. Other expense of $164,000 in 2001 resulted from an impairment loss recorded to write-down an investment that had been permanently impaired. See Note 2 to the Consolidated Financial Statements.

         Foreign exchange loss. Foreign exchange losses recorded in 2001 were $103,000 compared to $231,000 in 2000, due primarily to losses realized upon payment of foreign currency denominated expenses and upon receipt of foreign currency denominated trade accounts receivable.

         Minority interest. Giga recorded minority interest in 2001 totaling $66,000. In July 2001, Giga purchased 2,383 shares of Gigaweb, Ltd., increasing its ownership percentage of Gigaweb, Ltd. from 7.8% to 53.4%. Upon consummation of this transaction, Giga began consolidating the financial results of Gigaweb, Ltd. with its operations and recording minority interest related to the ownership of outside shareholders of Gigaweb, Ltd. Giga continued to record the minority interest through December 31, 2001, the date on which Giga then acquired the remaining 2,431 shares of Gigaweb, Ltd., increasing its ownership of Gigaweb, Ltd. from 53.4% to 100%. See Note 3 to the Consolidated Financial Statements.


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

              Other, principally events. Other revenues, principally events increased 19% to $7.0 million, or 10% of total revenues, in 2000 from $5.9 million, or 11% of total revenues, in 1999. The increase was generally due to increased revenues for events sponsorships.

         Costs and expenses. Total costs and expenses increased 11% to $77.0 million in 2000 from $69.5 million in 1999. The increase in total costs and expenses was primarily due to the increase in cost of services and sales and marketing expenses.

              Cost of services. Cost of services increased 17% to $30.7 million in 2000 from $26.2 million in 1999. The increase in costs was primarily due to expanding Giga's staff of analysts to support its increased customer base, increased costs for dedicated client care and content partnering groups that were established in late 1999 and Giga's Web Site ScoreCard product introduced in the fourth quarter of 1999. These increased costs were partially offset by lower costs to produce events and conferences. Cost of services as a percentage of revenues decreased to 45% in 2000 compared to 50% in 1999, primarily due to leveraging these costs over increased revenues.

              Sales and marketing. Sales and marketing expenses increased 6% to $31.9 million in 2000 from $30.2 million in 1999. The increase was principally due to increased training and commission costs for the sales force. Sales and marketing as a percentage of revenues decreased to 47% in 2000 compared to 57% in 1999, primarily due to leveraging these costs over increased revenues.

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

              Restructuring charge. Giga recorded restructuring charges totaling $253,000 in 2000. These charges were for salaries and benefit costs and exit costs associated with the plan to consolidate operations in the United Kingdom into one common facility and to restructure Giga's events and conferences business. See Note 6 to the Consolidated Financial Statements.

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

         Interest income and expense. Interest income decreased to $243,000 in 2000 from $703,000 in 1999 due to lower cash balances available for investment. During the third quarter of 2000, Giga accelerated final payments due on an equipment lease, which resulted in a credit to interest expense of approximately $101,000. This credit net of interest charges in 2000 resulted in a net credit to interest expense of $20,000 in 2000. Interest expense of $204,000 for equipment leases was recorded in 1999.

         Foreign exchange loss. Foreign exchange losses recorded in 2000 were $231,000 compared to losses of $768,000 in 1999, due primarily to the weakening in the major European currencies.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31 2001, Giga had cash and cash equivalents of approximately $1.1 million, short-term restricted cash of approximately $57,000 and long-term restricted cash of approximately $620,000. Of the total restricted cash, $577,000 consists of certificates of deposit held for irrevocable standby letters of credit that are security deposits related to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. Cash associated with these letters of credit remains restricted for the term of the corresponding lease period with the exception of $300,000, which may be reduced to $100,000 in 2003 if Giga achieves positive net income for the year ended December 31, 2002. Restricted cash in the amount of $100,000 is held in a restricted certificate of deposit as collateral for automated clearing house payments.

         Cash provided by operating activities was approximately $1.3 million for the year ended December 31, 2001 compared to cash used in operating activities of $3.3 million for the year ended December 31, 2000. The cash provided by operating activities was due principally to a decrease in Giga's net loss and increases in non-cash charges such as depreciation and amortization, the impairment loss and other charges recorded in connection with the acquisition of Gigaweb, Ltd., and the provision for doubtful accounts and sales cancellations. These were offset by a decrease in working capital.

         Cash used in investing activities was approximately $3.0 million for the year ended December 31, 2001 compared to $2.6 million for the year ended December 31, 2000. The increase in cash used in investing activities was primarily due to the purchase of Gigaweb, Ltd. and lower proceeds from maturities of marketable debt securities, offset by a decrease in purchases of capital items.

         During the year ended December 31, 2001, Giga's capital expenditures totaled approximately $2.4 million, primarily for the enhancement of its GigaWeb delivery system. As of December 31, 2001, approximately $1.4 million had been capitalized, in accordance with EITF 00-02, for costs associated with the customization and deployment of a new enhanced version of GigaWeb. The new GigaWeb was completed and successfully launched in July 2001. Giga expects its aggregate capital spending in fiscal 2002 to be approximately $1.0 million.

         Cash provided by financing activities was approximately $1.2 million for the year ended December 31, 2001, compared to $2.2 million for the year ended December 31, 2000. The decrease in cash provided by financing activities was primarily due to a decrease in the proceeds received from the exercise of warrants and stock options and from the employee stock purchase plan, all of which result in the issuance of Giga's common stock.

         In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could finance up to a maximum of $5.0 million of the eligible accounts receivable, as defined by the Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5%. A monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding. In April 2001, Giga renewed the Financing Agreement for a second one-year period under identical terms except that loans under the renewed Financing Agreement bore interest at the bank's prime rate plus 0.5%. Giga paid fees totaling $25,000 upon renewal of the Financing Agreement.

         In April 2000, upon execution of the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock. The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2000. These costs were amortized over the original term of the Financing Agreement. Giga recognized charges of approximately $21,000 for the amortization of the financing costs in fiscal 2001. In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price was reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of December 31, 2001, none of these warrants had been exercised.

         The Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. The Financing Agreement required Giga to conform to certain financial covenants, including the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis and the requirement to maintain an adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of at least 1.25 to 1.00. As of June 30, 2001, Giga was not in compliance with either of these covenants.

         As a result of Giga's non-compliance, on August 31, 2001, a Loan Modification and Forbearance Agreement (the "August Forbearance Agreement") was entered into by and between Giga and the bank. Upon executing the August Forbearance Agreement, Giga paid fees totaling $10,000. Under the August Forbearance Agreement, the bank agreed to forbear until October 31, 2001 from exercising its remedies under the Financing Agreement. Effective September 1, 2001, loans under the August Forbearance Agreement bore interest at the bank's prime rate plus 5.5%, the monthly collateral handling fee rose to 0.875% on the average daily financed receivable balance outstanding, the amount of eligible receivables decreased to a maximum of $4.0 million for the remainder of the one-year facility period and beginning September 17, 2001, was reduced further by $312,500 on a weekly basis. However, as of September 24, 2001, the bank ceased the weekly reductions to the amount of eligible receivables through October 31, 2001 and reinstated the maximum amount of eligible accounts receivable to $4.0 million.

         In September 2001, upon execution of the August Forbearance Agreement, Giga issued warrants to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs are being amortized over the remaining seven months of the original term of the renewed Financing Agreement. As of December 31, 2001, Giga recognized charges of approximately $132,000 for the amortization of the financing costs. None of these warrants had been exercised as of December 31, 2001.

         On November 6, 2001, as a result of Giga's continued non-compliance with the financial covenants of the Financing Agreement, Giga entered into a second Loan Modification and Forbearance Agreement (the "November Forbearance Agreement") with the bank, under which the bank agreed to forbear from exercising its remedies under the Financing Agreement until December 31, 2001. The terms of the November Forbearance Agreement maintained the existing forbearance interest rates and fees. However, beginning on November 8, 2001, the maximum amount of eligible receivables was reduced by $312,500 each week until the maximum amount of eligible accounts receivables reached $3,125,000.

         During the year ended December 31, 2001, Giga pledged approximately $19.0 million of accounts receivable as collateral, received proceeds of approximately $15.2 million and repaid approximately $14.1 million pursuant to the Financing Agreement. An outstanding balance of approximately $2.5 million remained as of December 31, 2001, fully utilizing the amount available under the Financing Agreement.

         Although Giga was not in compliance with the financial covenants of the Financing Agreement as of December 31, 2001, the bank thereafter continued to advance Giga funds pursuant to the terms of the November Forbearance Agreement. During January 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. During the first quarter of fiscal 2002, Giga repaid a total of approximately $4.0 million, leaving no borrowings pursuant to the Financing Agreement outstanding as of March 27, 2002.

         On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period (the "2002 Financing Agreement"), allowing Giga to finance a maximum of $5.0 million of eligible accounts receivable, as defined by the 2002 Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement will bear interest at the bank's prime rate plus 1.0%. A monthly collateral handling fee of 0.25% will be charged on the average monthly financed receivable balance outstanding. The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000.

         In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. The terms of the amended Overdraft Facility maintain the existing interest rate and allow Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. Upon execution of the amended Overdraft Facility, Giga paid fees totaling 500 British pounds. Giga Information Group, Ltd. is currently in the process of renewing the amended Overdraft Facility in order to maintain the ability to borrow the additional 100,000 British pounds, for a total of up to 200,000 British pounds. There were no borrowings outstanding under the Overdraft Facility at December 31, 2001 and at March 27, 2002.

         Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, and cash available from its financing and overdraft agreements, net of repayments on short-term borrowings, will be sufficient to fund Giga's cash needs at least through the fourth fiscal quarter of 2002. However, Giga had a negative working capital balance of $20.9 million and an accumulated deficit of $97.7 million at December 31, 2001. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future months. In the event that Giga experiences a decline in its subscription renewals and new business or otherwise encounters difficulties in collecting accounts receivable or billing and collecting unbilled accounts receivable, it may not be able to continue to fund its operations through working capital resources. Furthermore, in the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the covenants of the 2002 Financing Agreement, which could result in the outstanding amounts becoming immediately due, and the need for Giga to seek additional financing to fund operations. If necessary, Giga will consider various sources of additional financing, including but not limited to, private placements of debt or equity securities, which could result in dilution to Giga's stockholders, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition or results of operations. There can be no assurance, however, that Giga would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for Giga to continue its operations.

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

         The table below presents Giga's total contractual obligations as of December 31, 2001 (in thousands). See the applicable Note to the Consolidated Financial Statements for a complete discussion on each obligation and commitment.

                                                            Less than       1-3          3-5       After 5
           Contractual Obligations               Total        1 year       years        years       years
--------------------------------------------------------------------------------------------------------------
Short-term borrowings (Note 12)                   $  2,507     $   2,507      $    -       $    -      $    -
Capital lease obligations (Note 13)                    707           403         304            -           -
Operating leases (Note 13)                           9,677         3,173       4,355        2,037         112
Unconditional purchase obligations (Note 3)            642           642           -            -           -
                                              ----------------------------------------------------------------
Total contractual cash obligations               $  13,533     $   6,725    $  4,659     $  2,037     $   112
                                              ================================================================

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga followed the guidance in SFAS No. 141 related to its acquisition of Gigaweb Ltd.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga will adopt SFAS No. 142 during the first quarter of fiscal 2002. As discussed in Note 4 to the Consolidated Financial Statements, Giga recorded an impairment charge related to goodwill of $512,000. If Gigaweb, Ltd. continues to experience a contraction in its subscription base or market conditions further deteriorate, the remaining goodwill of $665,000 could become impaired in the future. Since Giga acquired Gigaweb, Ltd. after June 30, 2001, it did not record amortization related to this transaction, and therefore Giga's adoption of SFAS No. 142 is not expected to materially impact comparability of prior reported results.

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

GENERAL RISKS AND UNCERTAINTIES

Giga has a history of prior losses and negative working capital. A failure to produce positive operating results could affect Giga's liquidity and its ability to obtain financing on acceptable terms.

         Giga incurred net losses of $2.4 million, $8.2 million and $17.3 million for the years ended December 31, 2001, 2000 and 1999, respectively and had a negative working capital balance of $20.9 million and an accumulated deficit of $97.7 million at December 31, 2001. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future periods. In the event that Giga experiences a decline in its subscription renewals and new business, Giga may not be able to continue to fund its operations through working capital resources.

         Although Giga recorded net income of $534,000 for the third quarter ended September 30, 2001 and net income of $972,000 for the fourth quarter ended December 31, 2001, there can be no assurance that continued profitability will be sustained. Giga's ability to maintain profitability depends on a number of factors, including, among other things, increasing revenues, reducing costs, maintaining current customers, attracting new customers, implementing its business strategies and other factors, many of which are outside Giga's control. In the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the financial covenants of the 2002 Financing Agreement, which could result in the outstanding borrowing amounts becoming immediately due, and the need for Giga to seek additional financing to fund operations. There can be no assurance that Giga would be able to obtain financing on acceptable terms, which could cause a material adverse effect on Giga's business, results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

If Giga is unable to successfully maintain its subscription renewal rates, it could adversely affect Giga's profitability.

         Giga derived approximately 87% of its total revenues from its subscription-based services in the year ended December 31, 2001. Giga operates in a rapidly evolving market and its ability to renew subscriptions is subject to a number of factors, including Giga's ability to deliver consistent, high-quality, and timely research and analysis to its clients and to anticipate market trends and the changing needs of its clients. If Giga is unable to successfully maintain its subscription renewal rates, it could have a material adverse effect on Giga's profitability.

Increased competition could cause Giga to lose market share and adversely affect its revenues and profitability.

         Giga faces competition from a significant number of independent providers of information products and services, including competitors with considerably greater financial resources and market share than Giga, as well as the internal marketing and planning organizations of its clients. Giga also competes indirectly against consulting firms and other information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with Giga in the future. In addition, limited barriers to entry exist in the market in which Giga competes. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Increased competition may result in loss of market share, diminished value in Giga's products and services, reduced pricing and increased marketing expenditures, which could have a material adverse effect on Giga's revenues and profitability.

Giga's future success depends on its ability to attract and retain qualified personnel.

         Giga's future success depends heavily upon the quality of its research analysts, sales personnel, consultants and other personnel. Its future operating results, therefore, are dependent, in part, upon its ability to retain the services of these people and to attract personnel from a limited pool of qualified applicants. Giga faces intense competition in hiring and retaining qualified professionals from, among others, technology-related companies, market research firms, consulting firms and electronic and print media companies. Any failure to retain key personnel or hire additional qualified personnel, as may be required to support the evolving needs of clients or growth in Giga's business, could adversely affect the quality of Giga's products and services, and, therefore, its future business and operating results.

If Giga is unable to manage its growth effectively, it could adversely affect the quality of its products and services.

         Since inception, Giga's operations have changed substantially due to the expansion and growth of its business. Growth places significant demands on Giga's management, administrative, operational and financial resources and systems. Giga's ability to effectively manage growth will require it to continue to develop and improve its management, administrative, operational and financial resources and systems. Giga must also continue to expand its business development capabilities and continue to train, motivate and manage its employees. If Giga is unable to effectively manage its growth, the quality of Giga's services and products, its retention of key employees, its results of operations, and its financial condition could be materially adversely affected.

If Giga does not continue to successfully enhance existing products and services or develop new products and services, it could have a material adverse effect on its revenues and profitability.

         The market for Giga's products and services is characterized by rapidly changing needs for information and analysis. To maintain its competitive position, Giga must continue to successfully enhance and improve its products and services, develop or acquire new products and services in a timely manner, and appropriately position and price products and services. Moreover, the process of internally researching, developing, launching, and gaining client acceptance of a new product or service is inherently risky and costly. Any failure to successfully develop new products and services could have a material adverse effect on Giga's revenues and profitability.

Giga's ability to operate its business effectively could be impaired if it loses key management personnel.

         Giga manages its business with a number of key management personnel, the loss of a number of who could have a material adverse effect on Giga's ability to maintain and grow its business. In addition, as its business develops and expands, Giga believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified management personnel. There is no assurance that key management personnel will continue to be employed by Giga or that it will be able to attract or retain qualified management personnel in the future. Some of the personnel that Giga attempts to hire are subject to non-competition agreements that could impede its short-term recruitment efforts. Giga does not have "key man" insurance to cover its executive officers. Failure to retain or attract key management personnel could have a material adverse effect on Giga's business, results of operations or financial position.

Giga's quarterly operating results may fluctuate in the future.

         Giga's quarterly operating income may fluctuate in the future as a result of a number of factors, including the timing of the execution of research contracts, the performance of consulting engagements, the timing of events and conferences, the amount of new business generated by Giga, the mix of domestic and international business, changes in market demand for Giga's products and services, the timing of the development, introduction and marketing of new products and services, and competition in the industry. As a result, Giga's operating results in any quarter may not necessarily be a good indicator of its operating results for any future period.

If Giga is unable to successfully manage the risks associated with international operations, its business could be adversely affected.

         Net revenues attributable to international clients represented approximately 17% of Giga's total revenues for the year ended December 31, 2001. Giga's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of U.S. taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. If Giga is unable to successfully manage the risks associated with international operations, such an inability could adversely affect Giga's business and financial results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rate Exposure

         Based on Giga's overall interest exposure at December 31, 2001, including all interest rate sensitive instruments, a near-term change in interest rates would not materially affect Giga's consolidated results of operations or financial position.

         Currency Rate Exposure

         The costs and expenses of Giga's international subsidiaries are generally denominated in currencies other than the United States dollar. However, since the functional currency of Giga's international subsidiaries is the local currency, foreign currency translation adjustments do not impact operating results, but instead are reflected as a component of stockholders' deficit. To the extent Giga expands its international operations or changes its pricing practices to denominate prices in foreign currencies, Giga will be exposed to increased risk of currency fluctuation.


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

         The consolidated financial statements required by this item appear on the following pages of this Annual Report on Form 10-K and are incorporated herein by reference:

                                                                       PAGE
                                                                       ----


         Report of Independent Accountants                              F-2

         Consolidated Balance Sheets at December 31, 2001 and 2000      F-3

         Consolidated Statements of Operations for the year ended
         December 31, 2001, 2000, and 1999                              F-4

         Consolidated Statements of Changes in Stockholders' Deficit
         for the year ended December 31, 2001, 2000, and 1999           F-5

         Consolidated Statements of Cash Flows for the year ended
         December 31, 2001, 2000, and 1999                              F-6

         Notes to Consolidated Financial Statements                     F-8


         2.       Financial Statement Schedule

         The Financial Statement schedule required to be filed hereunder appear on page S-1 hereof.

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         Giga filed a Current Report on Form 8-K, dated October 18, 2001, pertaining to a press release announcing Giga's results of operations for the three and nine months ended September 30, 2001.

(c)      Exhibits

         Exhibit
         Number            Description of Documents
         ------            ------------------------
         3.1 (1)           Fifth Amended and Restated Certificate of
                           Incorporation of the Registrant
         3.2 (1)           Amended and Restated By-Laws of the Registrant
         3.3 (9)           Amendment No. 1 to the Amended and Restated By-Laws
                           of the Registrant
         3.4 (16)          Amendment No. 2 to the Amended and Restated By-Laws
                           of the Registrant
         4 (1)             Specimen Certificate for shares of Common Stock,
                           $.001 par value, of the Registrant
         10.1 (2)+         Employment Agreement dated December 24, 1998 between
                           the Registrant and Gideon I. Gartner
         10.2(2)           Consulting Agreement dated December 18, 1998 between
                           the Registrant and Richard L. Crandall
         10.3 (1)          Non-competition Agreement dated November 13, 1995
                           between the Registrant and Gideon I. Gartner

         10.4 (1)          Lease dated October 31, 1995 between the Registrant
                           and Cambridge 1400 Limited Partnership, with respect
                           to the premises at One Kendall Square
         10.5 (14)         First Amendment, dated August 7, 2000, to the lease
                           dated October 31, 1995, between the Registrant and
                           One Kendall LLC, successor-in-interest to Cambridge
                           1400 Limited Partnership, with respect to the
                           premises at One Kendall Square
         10.6 (1)          Lease dated October 6, 1987, as amended, between BIS
                           Strategic Decisions, Inc. and Charles A. Pesko, Jr.
                           as Trustee of Longwater Circle Trust, with respect to
                           the premises at One Longwater Circle
         10.7 (1)          Lease dated May 29, 1998, between the Registrant and
                           Trinet Property Partners, L.P., with respect to the
                           premises at One Longwater Circle
         10.8 (14)         First Amendment, dated October 1, 2000, to the lease
                           dated May 29, 1998, between the Registrant and Trinet
                           Property Partners, L.P., with respect to the premises
                           at One Longwater Circle
         10.9 (1)+         Giga Information Group, Inc. 1995 Stock Option/Stock
                           Issuance Plan
         10.10 (1) +       Giga Information Group, Inc. 1996 Stock Option Plan
         10.11 (9) +       Amendment No. 1 to Giga Information Group, Inc. 1996
                           Stock Option Plan
         10.12 (13) +      Amendment No. 2 to Giga Information Group, Inc. 1996
                           Stock Option Plan
         10.13 (1) +       Giga Information Group, Inc. 1997 Director Option
                           Plan
         10.14 (11) +      Amendment No. 1 to Giga Information Group, Inc. 1997
                           Director Option Plan
         10.15 (16)+       Amendment No. 2 to Giga Information Group, Inc. 1997
                           Director Option Plan
         10.16 (3) +       Employment Agreement, dated May 13, 1999, between
                           Giga Information Group, Inc. and Robert K. Weiler
         10.17 (10) +      Letter Agreement effective as of October 26, 1999
                           between the Registrant and Robert K. Weiler providing
                           for the deferral of year 2000 compensation
         10.18 (4) +       Giga Information Group, Inc. 1999 Share Incentive
                           Plan
         10.19 (12) +      Amendment No. 1 to Giga Information Group, Inc. 1999
                           Share Incentive Plan
         10.20 (13) +      Amendment No. 2 to Giga Information Group, Inc. 1999
                           Share Incentive Plan
         10.21 (5)         Giga Information Group, Inc. 1999 Employee Stock
                           Purchase Plan
         10.22 (6)         Lease dated June 18, 1999 between the Registrant and
                           The Linden Limited Partnership with respect to its
                           headquarters at 139 Main St., Cambridge,
                           Massachusetts
         10.23 (14)        First Amendment, dated August 28, 2000, to the lease
                           dated June 18, 1999, between the Registrant and The
                           Linden Limited Partnership, with respect to its
                           headquarters at 139 Main St., Cambridge,
                           Massachusetts
         10.24 (6)         Sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.25 (14)        First Amendment, dated October 12, 2000, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.26 (15)        Second Amendment, dated February 2, 2001, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.27*            Third Amendment, dated October 1, 2001, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.28 (7)         Consulting Agreement dated as of August 23, 1999
                           between the Registrant and John Landry
         10.29 (8)         Rights Agreement dated as of February 18, 2000
                           between Giga Information Group, Inc. and American
                           Stock Transfer & Trust Co., as Rights Agent. The
                           Rights Agreement includes as Exhibit B the form of
                           Right Certificate and as Exhibit C the form of
                           Certificate of Designations
         10.30 (9)         Accounts Receivable Financing Agreement, dated as of
                           April 7, 2000, between the Registrant and Silicon
                           Valley Bank, Specialty Finance Division

         10.31 (14)        Accounts Receivable Financing Modification Agreement,
                           dated October 31, 2000, between the Registrant and
                           Silicon Valley Bank
         10.32 (15)        Accounts Receivables Financing Modification
                           Agreement, dated April 6, 2001, between the
                           Registrant and Silicon Valley Bank
         10.33 (17)        Loan Modification and Forbearance Agreement, dated
                           August 31, 2001, between the Registrant and Silicon
                           Valley Bank
         10.34 (17)        Loan Modification and Forbearance Agreement, dated
                           November 6, 2001, between the Registrant and Silicon
                           Valley Bank
         10.35*            Accounts Receivable Financing Modification Agreement,
                           dated March 27, 2002, between the Registrant and
                           Silicon Valley Bank
         10.36 (15)        Intellectual Property Security Agreement, dated April
                           6, 2001, between the Registrant and Silicon Valley
                           Bank
         10.37 (15)        Amendment to Warrant Agreement, dated April 6, 2001,
                           between the Registrant and Silicon Valley Bank
         10.38 (17)        Warrant to Purchase Stock of the Registrant issued to
                           Silicon Valley Bank on September 5, 2001
         10.39 (17)        Consulting Agreement dated July 18, 2001 between the
                           Registrant and Michael E. Faherty
         11*               Statement re computation of earnings per share
         21*               Subsidiaries of the Registrant
         23*               Consent of PricewaterhouseCoopers LLP


--------------------------------------------------------------------------------
         + Management contract or compensatory plan or arrangement

         *                 Filed herewith

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 31, 1999.
         (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 17, 1999.
         (4) Incorporated by reference to Annex A to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
         (5) Incorporated by reference to Annex B to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 16, 1999.
         (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 15, 1999.
         (8) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.
         (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A, dated August 23, 2000.
         (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 30, 2000.
         (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.
         (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.
         (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2000.
         (14) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.

         (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated May 15, 2001.

         (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 14, 2001.

         (17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

                                     GIGA INFORMATION GROUP, INC.


                                     By:     ROBERT K. WEILER
                                       -------------------------
                                     Robert K. Weiler
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Name                                        Title                           Date
         ----                                        -----                           ----
ROBERT K. WEILER                    Chairman of the Board of Directors,         March 28, 2002
-------------------                 President and CEO
Robert K. Weiler                    (Principal Executive Officer)

VICTORIA M. LYNCH                   Senior Vice President, CFO,                 March 28, 2002
------------------                  Secretary and Treasurer,
Victoria M. Lynch                   (Principal Financial and Accounting Officer)

                                    Director
------------------
David L. Gilmour

A.G.W. BIDDLE III                   Director                                    March 28, 2002
------------------
A. G. W. Biddle III

NEILL H. BROWNSTEIN                 Director                                    March 28, 2002
------------------------
Neill H. Brownstein

RICHARD L. CRANDALL                 Director                                    March 28, 2002
----------------------
Richard L. Crandall

JOHN B. LANDRY                      Director                                    March 28, 2002
------------------
John B. Landry


MICHAEL E. FAHERTY                  Director                                    March 28, 2002
---------------------
Michael E. Faherty


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----


GIGA INFORMATION GROUP, INC.:

Report of Independent Accountants                                         F-2

Consolidated Balance Sheets at December 31, 2001 and 2000                 F-3

Consolidated Statements of Operations for the year ended
 December 31, 2001, 2000, and 1999                                        F-4

Consolidated Statements of Changes in Stockholders' Deficit
 for the year ended December 31, 2001, 2000, and 1999                     F-5

Consolidated Statements of Cash Flows for the year ended
 December 31, 2001, 2000, and 1999                                        F-6

Notes to Consolidated Financial Statements                                F-8

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Giga Information Group, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Giga Information Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 27, 2002

                          GIGA INFORMATION GROUP, INC
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                          December 31,
                                                                                    --------------------------
                                                                                        2001         2000
                                                                                    --------------------------
                                                   Assets
Current assets:
   Cash and cash equivalents                                                             $ 1,118      $ 1,640
   Restricted cash                                                                            57            -
   Trade accounts receivable, net of allowances of $1,128 and $388
       at December 31, 2001 and 2000, respectively                                        15,879       20,083
   Pledged accounts receivable                                                             3,128        1,717
   Unbilled accounts receivable                                                            5,588        5,886
   Prepaid expenses and other current assets                                               4,186        6,052
                                                                                    --------------------------
      Total current assets                                                                29,956       35,378
Restricted cash                                                                              620          681
Unbilled accounts receivable                                                               1,399          580
Property and equipment, net                                                                5,770        6,375
Other assets                                                                               2,011        1,270
                                                                                    --------------------------
      Total assets                                                                      $ 39,756     $ 44,284
                                                                                    ==========================
                                    Liabilities and Stockholders' Deficit
Current liabilities:
   Short-term borrowings                                                                 $ 2,507      $ 1,352
   Current portion of capitalized lease obligations                                          325          137
   Accounts payable                                                                        3,841        4,337
   Deferred revenues                                                                      36,601       39,234
   Accrued expenses and other current liabilities                                          7,593        9,669
                                                                                    --------------------------
   Total current liabilities                                                              50,867       54,729
Capitalized lease obligations, net of current portion                                        254          216
Deferred revenues                                                                          2,024          881
                                                                                    --------------------------
      Total liabilities                                                                   53,145       55,826

Commitments and contingent liabilities (Note 13)

Stockholders' deficit:
   Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2001 and 2000, no shares issued and outstanding at
       December 31, 2001 and 2000                                                              -            -
   Common Stock, $0.001 par value: 60,000,000 shares authorized at December 31, 2001 and 2000, 10,666,021 and 10,464,741 shares issued and outstanding at
      December 31, 2001 and 2000, respectively                                                11           10
   Additional paid-in capital                                                             82,899       82,896
   Deferred compensation                                                                    (67)        (569)
   Accumulated deficit                                                                  (97,652)     (95,217)
   Accumulated other comprehensive income                                                  1,420        1,338
                                                                                    --------------------------
      Total stockholders' deficit                                                       (13,389)     (11,542)
                                                                                    --------------------------
      Total liabilities and stockholders' deficit                                       $ 39,756     $ 44,284
                                                                                    ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                  Year Ended December 31,
                                                         -------------------------------------------
                                                             2001          2000           1999
                                                         -------------------------------------------
Revenues:
   Research, advisory and consulting                          $ 65,379      $ 61,737       $ 46,621
   Other, principally events                                     4,379         6,986          5,880
                                                         -------------------------------------------

   Total revenues
                                                               69,758        68,723         52,501

Costs and expenses:
   Cost of services                                            27,648        30,654         26,182
   Sales and marketing                                         28,092        31,923         30,220
   Research and development                                     1,102         2,174          2,073
   General and administrative                                   9,054         9,084          9,130
   Impairment and other charges                                   844             -              -
   Restructuring charge                                         1,329           253              -
   Depreciation and amortization                                3,576         2,924          1,893
                                                         -------------------------------------------

   Total costs and expenses                                    71,645        77,012         69,498
                                                         -------------------------------------------

Loss from operations                                           (1,887)       (8,289)       (16,997)
                                                         -------------------------------------------


Interest income                                                     86           243            703
Interest expense                                                 (293)            20          (204)
Other expense                                                    (164)             -              -
Foreign exchange loss                                            (103)         (231)          (768)
Minority interest                                                   66             -              -
                                                         -------------------------------------------

   Loss from operations before income taxes                    (2,295)       (8,257)       (17,266)
Income tax provision (benefit)                                     140          (25)             62
                                                         -------------------------------------------

Net loss                                                    $  (2,435)    $  (8,232)     $ (17,328)
                                                         ===========================================

Loss per common share
   Basic                                                     $  (0.23)     $  (0.80)      $  (1.73)
   Diluted                                                   $  (0.23)     $  (0.80)      $  (1.73)

Weighted average common shares outstanding
   Basic                                                    10,572,594    10,270,695      9,999,737
   Diluted                                                  10,572,594    10,270,695      9,999,737

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT for the year ended December 31, 2001, 2000 and 1999
                        (in thousands, except share data)

                                              CONVERTIBLE              ADDITIONAL
                                               PREFERRED     COMMON     PAID-IN      DEFERRED      COMPREHENSIVE
                                                STOCK       STOCK       CAPITAL     COMPENSATION   INCOME (LOSS)
                                              ----------  -----------  ----------  --------------  -------------
Balance at December 31, 1998                        $ -         $ 10    $ 80,550       $ (1,614)

Issuance of 87,233  shares of Common Stock
  under stock option plans                                                   211
Exercise of warrants for 12,666 shares of
  Common Stock                                                                38
Compensation expense related to stock options                                147            349
Deferred compensation for former employees                                  (282)           282
Comprehensive loss:
  Net loss                                                                                           $ (17,328)
  Foreign currency translation adjustment                                                                  791
                                                                                                   ------------
     Comprehensive loss                                                                              $ (16,537)
                                                                                                   ============

                                              ----------  -----------  ----------  -------------
Balance at December 31, 1999                        $ -         $ 10    $ 80,664         $ (983)
                                              ==========  ===========  ==========  =============

Issuance of 241,903 shares of Common Stock
  under stock option plans                                                   608
Issuance of 137,304 shares of Common Stock
  under Employee Stock Purchase Plan                                         571
Exercise of warrants for 41,999 shares of
  Common Stock                                                               126
Issuance of warrants to purchase 24,000
  shares of Common Stock in conjunction with
  the Accounts Receivable Financing Agreement                                 82
Compensation expense related to stock options                                207            240
Deferred compensation for former employees                                  (174)           174
Adjustment to carrying value of investment in
  GigaGroup S.A.                                                             812
Comprehensive loss:
  Net loss                                                                                            $ (8,232)
  Foreign currency translation adjustment                                                                  430
                                                                                                   ------------
     Comprehensive loss                                                                               $ (7,802)
                                                                                                   ============

                                              ----------  -----------  ----------  -------------
Balance at December 31, 2000                        $ -         $ 10    $ 82,896         $ (569)
                                              ==========  ===========  ==========  =============

Issuance of  13,788 shares of Common Stock
  under stock option plans                                                    22
Issuance of   187,626 shares of Common Stock
  under Employee Stock Purchase Plan                               1         308
Revaluation of warrants                                                        7
Issuance of  300,000 warrants                                                231
Compensation expense related to stock options                                (18)           145
Deferred compensation for former employees                                  (547)           357
Comprehensive loss:
  Net loss                                                                                            $ (2,435)
  Foreign currency translation adjustment                                                                   82
                                                                                                   ------------
     Comprehensive loss                                                                               $ (2,353)
                                                                                                   ============

                                              ----------  -----------  ----------  -------------
Balance at December 31, 2001                        $ -         $ 11    $ 82,899          $ (67)
                                              ==========  ===========  ==========  =============


             The accompanying notes are an integral part of the consolidated financial statements.


** TABLE CONTINUED **

                                                 ACCUMULATED
                                                    OTHER                        TOTAL
                                                 COMPREHENSIVE   ACCUMULATED  STOCKHOLDERS'
                                                   INCOME         DEFICIT       DEFICIT
                                                 -------------  ------------  -------------
Balance at December 31, 1998                            $ 117     $ (69,657)       $ 9,406

Issuance of 87,233  shares of Common Stock
  under stock option plans                                                             211
Exercise of warrants for 12,666 shares of
  Common Stock                                                                          38
Compensation expense related to stock options                                          496
Deferred compensation for former employees                                               -
Comprehensive loss:
  Net loss                                                          (17,328)       (17,328)
  Foreign currency translation adjustment                 791                          791

     Comprehensive loss


                                                --------------  ------------  -------------
Balance at December 31, 1999                            $ 908     $ (86,985)      $ (6,386)
                                                ==============  ============  =============

Issuance of 241,903 shares of Common Stock
  under stock option plans                                                             608
Issuance of 137,304 shares of Common Stock
  under Employee Stock Purchase Plan                                                   571
Exercise of warrants for 41,999 shares of
  Common Stock                                                                         126
Issuance of warrants to purchase 24,000
  shares of Common Stock in conjunction with
  the Accounts Receivable Financing Agreement                                           82
Compensation expense related to stock options                                          447
Deferred compensation for former employees                                               -
Adjustment to carrying value of investment in
  GigaGroup S.A.                                                                       812
Comprehensive loss:
  Net loss                                                           (8,232)        (8,232)
  Foreign currency translation adjustment                 430                          430

     Comprehensive loss


                                                --------------  ------------  -------------
Balance at December 31, 2000                          $ 1,338     $ (95,217)     $ (11,542)
                                                ==============  ============  =============

Issuance of  13,788 shares of Common Stock
  under stock option plans                                                              22
Issuance of   187,626 shares of Common Stock
  under Employee Stock Purchase Plan                                                   309
Revaluation of warrants                                                                  7
Issuance of  300,000 warrants                                                          231
Compensation expense related to stock options                                          127
Deferred compensation for former employees                                            (190)
Comprehensive loss:
  Net loss                                                         $ (2,435)        (2,435)
  Foreign currency translation adjustment                  82                           82

     Comprehensive loss


                                                --------------  ------------  -------------
Balance at December 31, 2001                          $ 1,420     $ (97,652)     $ (13,389)
                                                ==============  ============  =============


             The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                                                                                 Year Ended December 31,
                                                                                          ---------------------------------------
                                                                                              2001         2000         1999
                                                                                          ---------------------------------------
Cash flows from operating activities:
   Net loss                                                                                  $ (2,435)    $ (8,232)   $ (17,328)
   Adjustments to reconcile net loss to cash provided by (used in) operating activities, net of
   the effect of acquisitions and divestitures:
      Depreciation and amortization                                                              3,576        2,924        1,893
      Amortization of deferred financing costs                                                     160           62            -
      Minority interest                                                                           (66)            -            -
      Provision for doubtful accounts and sales cancellations                                    1,192         (17)          102
      Compensation expense related to stock options                                               (60)          444          486
      Write-off of investment                                                                      164            -            -
      Impairment and other charges - Gigaweb Information Group, Ltd.                               844            -            -
      Other, net                                                                                   (2)        (105)           42
   Change in assets and liabilities:
      Decrease (increase) in billed and unbilled accounts receivable                             1,043      (3,509)      (7,057)
      Decrease (increase) in prepaid expenses and other current assets                           1,880      (1,290)          559
      Decrease (increase) in other assets                                                           10           17        (150)
      (Decrease) increase  in deferred revenues                                                (1,496)        2,848        9,166
      (Decrease) increase in accounts payable and accrued liabilities                          (3,484)        3,570        2,363
                                                                                          ---------------------------------------
         Cash provided by (used in) operating activities                                         1,326      (3,288)      (9,924)
                                                                                          ---------------------------------------

Cash flows from investing activities:
   Acquisition of equipment and improvements                                                   (2,392)      (2,765)      (4,667)
   Purchase of Gigaweb Information Group, Ltd., net of cash acquired                           (1,005)            -            -
   Payable to former shareholder of Gigaweb Information Group, Ltd.                                642            -            -
   Investment in GigaGroup S.A.                                                                  (250)        (284)            -
   Purchases of marketable securities                                                                -            -      (7,464)
   Proceeds from maturities of marketable securities                                                 -          801       13,571
   Increase in restricted cash                                                                       -        (365)        (300)
   Other, net                                                                                       10         (23)            9
                                                                                          ---------------------------------------
         Cash (used in) provided by investing activities                                       (2,995)      (2,636)        1,149
                                                                                          ---------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock under option plans and employee stock purchase
   plan                                                                                            331        1,179          211
   Proceeds from issuance of Common Stock due to exercise of warrants                                -          126           38
   Net proceeds from short-term borrowings under Accounts Receivable Financing Agreement         1,155        1,352            -
   Principal payments on long-term debt                                                              -        (426)        (378)
   Principal payments under capital lease obligations                                            (304)         (77)            -
                                                                                          ---------------------------------------
         Cash provided by (used in) financing activities                                         1,182        2,154        (129)
                                                                                          ---------------------------------------

   Effect of exchange rates on cash                                                               (35)          345        (161)
                                                                                          ---------------------------------------
   Net decrease in cash and cash equivalents                                                     (522)      (3,425)      (9,065)
   Cash and cash equivalents, beginning of period                                                1,640        5,065       14,130
                                                                                          ---------------------------------------
   Cash and cash equivalents, end of period                                                    $ 1,118      $ 1,640      $ 5,065
                                                                                          =======================================

   Supplementary cash flow information:
      Income taxes (refunded)/paid                                                             $  (20)       $    -       $   62
      Interest paid                                                                            $   268       $   78       $  204




   Noncash investing and financing activities:
      Purchase of equipment under capital lease obligations                                     $  530       $  430            -

      Purchase of 4,814 shares of Gigaweb Information Group, Ltd. for $1,216:
         Fair value of assets acquired                                                         $ 1,588
         Loss related to exercise of put option                                                    332
         Cash paid for capital stock                                                             (574)
         Payable outstanding to former shareholder of Gigaweb Information Group, Ltd.            (642)
                                                                                          -------------
           Liabilities assumed                                                                  $  704
                                                                                          =============

The accompanying notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY:

         Giga Information Group, Inc. ("Giga") was incorporated on March 17, 1995 in the state of Delaware. Giga's principal business activity is to help clients make better strategic decisions that are designed to maximize technology investments and achieve business results. This is accomplished through a combination of objective research, pragmatic advice and personalized consulting on technology information available primarily through subscription-based products. Giga derives its revenues primarily from two sources, (i) Research, advisory and consulting services, which include Giga Advisory Service, including Advisory Consulting, Web Site ScoreCard and TEI and
(ii) Other Services, which include principally events and conferences. Advisory Services consist of IT research and analysis to support customers' business decisions. Services are distributed primarily through electronic media, as well as inquiry access to analysts and practitioners and participation in conferences, packaged into an annually renewable subscription-based product.

         Giga's financial statements have been prepared on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business.

         Giga had a negative working capital balance of $20.9 million and an accumulated deficit of $97.7 million at December 31, 2001. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future months. In the event that Giga experiences a decline in its subscription renewals and new business, it may not be able to continue to fund its operations through working capital resources. Furthermore, in the event that Giga does not maintain quarterly profitability and the financial metrics specified in the Financing Agreement renewed on March 27, 2002 (the "2002 Financing Agreement"), Giga would be in default of the covenants of the 2002 Financing Agreement, which could result in the outstanding amounts becoming immediately due, and the need for Giga to seek additional financing to fund operations.

         If necessary, Giga will consider various sources of additional financing, including but not limited to, private placements of debt or equity securities, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition or results of operations. There can be no assurance, however, that Giga would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for Giga to continue its operations. These financial statements do not include any adjustments that might result from this uncertainty.

         Giga believes that its existing cash and cash equivalents, cash expected to be generated from its operations, and cash available from its financing and overdraft agreements, net of repayments on short-term borrowings, will be sufficient to fund Giga's cash needs through at least the fourth quarter of 2002. See Note 12 and Note 6 for additional information on Giga's accounts receivable financing and overdraft arrangements and restructuring actions taken in 2001, respectively.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation and Principles of Consolidation

         The consolidated financial statements of Giga Information Group, Inc. include the accounts of Giga and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation. Giga's fiscal year end is December 31.

         In July 2001, Giga purchased 2,383 shares of Gigaweb Information Group, Ltd. ("Gigaweb, Ltd"), increasing its ownership percentage from 7.8% to 53.4%. Upon consummation of this transaction, Giga began consolidating the financial results of Gigaweb, Ltd. with its operations and recording minority interest related to the ownership of outside stockholders of Gigaweb, Ltd. Giga continued to record the minority interest through December 31, 2001, the date on which Giga acquired the remaining 2,431 outstanding shares of Gigaweb, Ltd., increasing its ownership of Gigaweb, Ltd. from 53.4% to 100%.

Foreign Currency Translation

         The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported as a separate component of stockholders' deficit.

Cash, Cash Equivalents and Restricted Cash

         Cash equivalents consist primarily of liquid investments, with original maturities of 90 days or less, in money market funds which are convertible to a known amount of cash and bear an insignificant risk of change in value.

         Restricted cash in the amounts of $577,000 and $581,000 at December 31, 2001 and 2000 respectively, consists of certificates of deposit held for irrevocable standby letters of credit that are security deposits related to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. Cash associated with these letters of credit remains restricted for the term of the corresponding lease period with the exception of $300,000, which may be reduced to $100,000 in 2003 if Giga achieves positive net income for the year ended December 31, 2002. Restricted cash in the amount of $100,000 at December 31, 2001 and 2000 is held in a restricted certificate of deposit as collateral for automated clearing house payments.

Concentration of Credit Risk

         Financial instruments, which potentially subject Giga to concentrations of credit risk, consist primarily of temporary cash investments in money market funds, trade accounts receivable and other investments. Giga places its temporary cash investments with high credit quality financial institutions in accordance with its investment policy as approved by its board of directors. Trade receivables result from contracts with various customers. Giga generally does not require collateral or other security from these customers. Giga performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

         Other investments are comprised of equity securities of private companies in which Giga makes selective investment for strategic purposes. Giga evaluates these investments periodically to assess for impairment. During 2001, Giga recorded an impairment loss of $164,000, included in the Consolidated Statement of Operations under the caption "Other expense." This impairment loss was for the write-off of an investment in a private company in the business of providing media products pertaining to information technology. The assets of this company were foreclosed upon by its senior secured creditor, leaving no assets with which to pay any other creditors or common or preferred stockholders. Giga believes the investment, carried at cost basis, is permanently impaired and has written off the full carrying cost of the investment. Of Giga's remaining investments, aggregating $1,084,000 at December 31, 2001, GigaGroup S.A. represents $1,059,000 (see Note 5).

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Revenue and Commission Expense Recognition

         Subscription revenues from research, advisory and retainer-based consulting are deferred and recognized monthly on a pro-rata basis over the contract period, generally one year. Giga's policy is to record accounts receivable and related deferred revenues for the full amount of the contract on the date it is signed. Contracts are generally billable upon signing. Giga also records the related commission obligation upon the signing of these contracts and amortizes the corresponding deferred commission expense over the contract period in which the related research, advisory and consulting revenues are earned. In the event the customer cancels the contract, the commission is refundable with respect to the portion related to the revenue that will not be recognized.

         Revenues from (i) Advisory Service (including Advisory Consulting), Web Site ScoreCard and TEI are aggregated into Research, advisory and consulting and (ii) Events and Conferences are aggregated into Other, principally events. Revenues from project consulting, Web Site ScoreCard and TEI are recognized as such services are completed. Revenues from events and conferences are recognized as they occur.

         Unbilled accounts receivable, the majority of which are due within one year, primarily result from deferred billing terms offered in connection with Giga's annual contracts.

Property and Equipment

         Property and equipment are stated at cost. Property and equipment acquired are recorded at the estimated fair market value of those assets in existence at the date of acquisition. Expenditures for maintenance and repairs are charged to expense; expenditures for additions, renewals and betterments are capitalized.

         Depreciation, which includes the amortization of assets recorded under capital leases, is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives:

Computers and related equipment                      3 years
Furniture and fixtures                               5 years
Motor vehicles                                       7 years
Leaseholds and related improvements                  Shorter of economic life
                                                     or remaining lease term

         Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation is eliminated from the balance sheet and the resulting gains or losses are reflected in income.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Costs incurred in connection with providing additional functions and features to GigaWeb, Giga's interactive web site for information technology research and discussion, are capitalized during the operation stage in accordance with the provisions of Emerging Issues Task Force "("EITF") 00-02, "Accounting for Web Site Development Costs." During 2001, Giga capitalized approximately $1.4 million of costs incurred to upgrade GigaWeb.

Long-Lived Assets, including Goodwill

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

         Giga is subject to a number of risks similar to other companies in its industry including a dependence on sales and renewals of subscription-based services, competition from other companies including those with greater resources than Giga, the need to attract and retain qualified personnel, the ability to manage and sustain growth, the development of new services and products, uncertainty of market acceptance of its services, dependence on key management personnel, potential for significant fluctuations in quarterly operating results and the risks associated with international operations.

Earnings (Loss) per Share

         Giga computes basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect, if any, of outstanding stock options and warrants using the treasury stock method. Dilutive loss per share is computed using the weighted average number of common shares outstanding during the period and excludes the dilutive potential common shares outstanding, as their effect would be antidilutive. As a result, options and warrants to purchase shares of common stock in the amount of 5,504,119 shares at December 31, 2001, 4,065,097 shares at December 31, 2000, and 3,600,117 shares at December 31, 1999 were excluded from the calculation of diluted loss per share. At December 31, 2001, 2,146,000 options and warrants had an exercise price that was below the average market value per share of Giga's common stock during 2001.

Comprehensive Income (Loss)

         Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At December 31, 2001, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. The individual components of comprehensive income

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(loss) are reflected in the consolidated statement of stockholders' deficit for the year ended December 31, 2001, 2000, and 1999.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires that all business combinations in the scope of this Statement to be accounted for using one method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Giga followed the guidance of SFAS No. 141 related to its acquisition of Gigaweb Ltd.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga will adopt SFAS No. 142 during the first quarter of fiscal 2002. As discussed in Note 4, Giga recorded an impairment charge related to goodwill of $512,000. If Gigaweb, Ltd. continues to experience a contraction in its subscription base or market conditions further deteriorate, the remaining goodwill of $665,000 could become impaired in the future. Since Giga acquired Gigaweb, Ltd. after June 30, 2001, it did not record amortization related to this transaction, and therefore Giga's adoption of SFAS No. 142 is not expected to materially impact comparability of prior reported results.

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


3.  ACQUISITIONS

         On July 9, 2001, Giga purchased 2,383 shares of common stock of Gigaweb, Ltd., which sells and markets Giga's research, advisory and consulting services primarily in Israel, for $574,000. This transaction resulted from the exercise of an option by a number of the outside shareholders of Gigaweb, Ltd., pursuant to a Stock Purchase Agreement. Under the terms of this option, Giga was required to purchase the shares of Gigaweb, Ltd. based on a fixed multiple of the Annualized Value of Gigaweb Ltd. one month prior to the date of exercise. Management believes the fixed multiple approximated fair value at the date of acquisition, as compared to market multiples of other comparable companies. As a result of this transaction, Giga's ownership of Gigaweb, Ltd. increased from 7.8% to 53.4%. While immaterial to Giga's consolidated results, the results of Gigaweb, Ltd.'s operations have been included in Giga's consolidated results as of the date of acquisition.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          On December 31, 2001, Giga purchased the remaining 2,431 shares of Gigaweb, Ltd. for $642,000 as a result of the exercise of the option held by the remaining principal shareholder of Gigaweb, Ltd, pursuant to a Letter Agreement that amended the original Stock Purchase Agreement between Giga and the shareholders of Gigaweb, Ltd. ("Amended Agreement"). Under the terms of the Amended Agreement, Giga was required to purchase the shares of Gigaweb, Ltd. based on a fixed multiple of the Annualized Value of Gigaweb, Ltd. at December 31, 2001, or a defined minimum value. On the date the option was exercised, Giga was required to pay the minimum value. The difference between the minimum value and the fair value of the assets acquired was $332,000 and is included in the Consolidated Statement of Operations under the caption "Impairment and other charges." As a result of acquiring the remaining shares of Gigaweb, Ltd., Giga's ownership of Gigaweb, Ltd. increased from 53.4% to 100%. As of December 31, 2001, Giga had recorded an amount payable of $642,000 related to this transaction, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet at December 31, 2001 and is expected to be paid in full by April 1, 2002.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                       July 9, 2001          December 31, 2001              Total
                                  -----------------------  -----------------------  -----------------------
Current assets                    $                   248  $                   100  $                   348
Property and equipment                                 37                       26                       63
Goodwill                                              689                      488                    1,177
                                  -----------------------  -----------------------  -----------------------
    Total assets acquired                             974                      614                    1,588
                                  -----------------------  -----------------------  -----------------------

Current liabilities                                   141                       73                      214
Long-term liabilities                                 259                      231                      490
                                  -----------------------  -----------------------  -----------------------
    Total liabilities assumed                         400                      304                      704
                                  -----------------------  -----------------------  -----------------------

                                  -----------------------  -----------------------  -----------------------
    Net assets acquired           $                   574  $                   310  $                   884
                                  =======================  =======================  =======================

         The unaudited proforma information below assumes that Gigaweb, Ltd. had been acquired at the beginning of 2000. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of 2000.

                                                               Year Ended December 31,
                                                           --------------------------------
(in thousands, except per share data - unaudited)               2001           2000
                                                           --------------------------------
Revenue - proforma                                              $  70,128        $  69,215
Net loss - proforma                                             $ (2,632)        $ (8,477)
Net loss per share (basic and diluted) - proforma               $  (0.25)        $  (0.83)

4.  GOODWILL

         Due to significant deterioration in the financial performance of Gigaweb, Ltd. during the second half of fiscal 2001 (including continued operating losses and a 47% decline in its Annualized Value), management performed a review of the goodwill acquired and determined that an impairment occurred. Giga's management based its analysis on the guidance provided in SFAS No. 121, "Accounting for the

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management's analysis concluded that the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of Gigaweb, Ltd. and an impairment loss was recognized in accordance with SFAS
121. Giga calculated this impairment charge as the difference between the carrying amount and fair value of the asset, with fair value being estimated based on a multiple of Annualized Value, as determined by the market value of other comparable businesses. Giga recorded an impairment loss of $512,000, which is included in the Consolidated Statement of Operations under the caption "Impairment and other charges."

         The table below presents the changes in the carrying amount of goodwill for the year ended December 31, 2001 (in thousands):

                                                          Goodwill
                                                     ------------------

Balance as of December 31, 2000                      $                -
Goodwill acquired during the year                                 1,177
Impairment loss                                                   (512)
                                                     ------------------
Balance as of December 31, 2001                      $              665
                                                     ==================


5.  SALE OF STOCK BY FORMER SUBSIDIARY:

         On September 6, 2000, Giga Information Group S.A., Giga's former wholly-owned subsidiary in Paris, France that sold and marketed research, advisory and consulting services in France, Belgium, Luxembourg and Switzerland, issued 482,484 shares of its common stock to new investing parties for 4,467,802 Euros or 9.26 Euros per share. Giga records gains and losses arising from issuances of stock by its subsidiaries directly to additional paid-in capital in accordance with the provisions of SAB No. 51, "Accounting for Sales of Stock of a Subsidiary." Accordingly, Giga decreased the carrying value of its investment in Giga Information Group S.A., now called GigaGroup S.A., and increased additional paid-in capital by $812,000, representing the difference between the carrying value of Giga's investment in GigaGroup S.A. prior to the transaction and the fair value of the investment as determined by the transaction. As a result of the issuance of these shares, Giga's ownership of GigaGroup S.A. decreased from 100% to 19.9%. Since Giga no longer exercises significant influence over this entity, the results of GigaGroup S.A. have not been included in the consolidated financial results of Giga since the date of the stock issuance.

         On October 12, 2001, GigaGroup S.A. issued a total of 419,410 additional shares of its common stock to its investors. Giga relieved GigaGroup S.A. of $250,000 of trade accounts receivables due to Giga in exchange for an additional 29,346 shares of common stock in GigaGroup S.A., giving Giga a total of 149,241 shares of the common stock. As a result of this transaction, Giga's ownership of the entity decreased from 19.9% to 14.4%. Giga's investment in GigaGroup S.A. of $1,059,000 is carried at cost and is included in other assets on Giga's Consolidated Balance Sheet at December 31, 2001.


6.  RESTRUCTURING AND EXIT COSTS:

         In February 2000, Giga announced its plan to restructure its events and conferences business. As a result, Giga eliminated a total of 4 positions in the fourth quarter of fiscal 2000. Giga recorded a restructuring charge of $70,000 for the year ended December 31, 2000 for severance and other employee-related costs associated with this restructuring. All amounts related to the restructuring of the events and conferences business were paid in the fourth quarter of 2000.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In February 2000, Giga also announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In connection with this facility project, Giga recorded a restructuring charge of $183,000 for the year ended December 31, 2000 for lease cancellation fees and related costs and severance and other employee benefit costs. As of December 31, 2000, the remaining provision balance was $107,000. In June 2001, Giga announced its plan to cancel the facility project in the United Kingdom. As a result, Giga recorded a net restructuring charge of $439,000 for the year ended December 31, 2001. This net charge consists of a $55,000 reduction to the provision recorded in 2000, a $778,000 charge recorded in the second quarter of 2001 for facility and other exit costs related to the cancellation of the project, and an adjustment recorded in the fourth quarter of 2001 for $284,000 to reverse a portion of the charge booked in the second quarter of 2001 since the actual exit costs were lower than contractual commitments. As of December 31, 2001, the remaining provision balance was $21,000. The exit activities are expected to be completed by the end of the first quarter of 2002.

         During 2001, Giga also recorded a restructuring charge of $890,000 for involuntary employee termination benefits in connection with staff reductions made during the second, third, and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. Employee termination benefits include severance, salary continuation, medical and other benefits. As of December 31, 2001, the remaining provision balance was $50,000. Giga expects to pay all of the remaining costs associated with the staff reductions by the end of the first quarter of 2002.

         The table below outlines the restructuring charges (in thousands, except number of employee terminations.)

                                                             Year ended December 31,
                                                               2001           2000
                                                          -------------- ---------------
Events and Conferences Business:
   Accrued liability at beginning of period               $            - $             -
   Charges to operations
      Severance and other employee related costs                       -              70
   Costs incurred
      Severance and other employee related costs                       -              70
                                                          -------------- ---------------
   Accrued liability at the end of the period             $            - $             -
                                                          ============== ===============
   Cash expenditures                                                   -              70
   Number of employee terminations                                     -               4

UK Facility Project:
    Accrued liability at beginning of period              $          107 $             -
    Charges to operations
      Facility costs and other related fees                          439             183
    Costs incurred
      Facility costs and other related fees                          525              76
                                                          -------------- ---------------
   Accrued liability at the end of the period             $           21 $           107
                                                          ============== ===============
   Cash expenditures                                      $          525 $            76

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                               Year ended December 31,
                                                                2001           2000
                                                          -------------- ---------------
Staff Reductions:
   Accrued liability at beginning of period               $            - $             -
   Charges to operations
      Severance and other employee related costs                     890               -
   Costs incurred
      Severance and other employee related costs                     840               -
                                                          -------------- ---------------
   Accrued liability at the end of the period             $           50 $             -
                                                          ============== ===============
   Cash expenditures                                      $          840 $             -
   Number of employee terminations                                   117               -


7.  RELATED PARTIES:

         In February 1998, Giga entered into an agreement with Mr. Gilmour, a director and co-founder of Giga, relating to Mr. Gilmour's continuing relationship with Giga. As part of this agreement, Giga received a 7.5% equity interest in a company newly formed by Mr. Gilmour and was granted an irrevocable, royalty-free, worldwide license to use any software, products or technologies the new company develops during the three-year period commencing on February 1, 1998.

         In December 1998, Giga entered into an agreement with Mr. Crandall, a director of Giga, for consulting services to be provided over a two-year period ending June 30, 2000. The agreement provided for total payments of $300,000 for consulting fees and $48,000 for operational expenses. Also pursuant to this agreement, Giga granted Mr. Crandall options to purchase a total of 100,000 shares at an exercise price equal to fair market value of $3.625 per share, on the date of grant. The options vest over a four-year period for services provided through June 30, 2000 (see Note 14).

         In August 1999, Giga entered into an agreement with Mr. Landry, a director of Giga, for consulting services to be provided over a two-year period ending August 31, 2001. Pursuant to this agreement, Giga granted Mr. Landry options to purchase a total of 25,000 shares at an exercise price of $5.75 per share, the fair market value on the date of grant. These options vested over a two-year period for services provided through August 31, 2001 (see Note 14).

         In July 2001, Giga entered into an agreement with Mr. Faherty, a director of Giga, for consulting services to be provided over a two-year period ending July 17, 2003. Pursuant to this agreement, Giga granted Mr. Faherty options to purchase a total of 15,000 shares at an exercise price of $0.79 per share, the fair market value on the date of grant. These options vested immediately and are subject to the terms of Giga's 1999 Share Incentive Plan (see Note 14).

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following (in thousands):

                                               December 31,
                                       --------------- --------------
                                            2001           2000
                                       --------------- --------------

Prepaid compensation                   $         3,091 $        5,242
Other                                            1,095            810
                                       --------------- --------------
    Total                              $         4,186 $        6,052
                                       =============== ==============


9.  PROPERTY AND EQUIPMENT

         Property and equipment at cost, less accumulated depreciation and amortization, consist of the following (in thousands):

                                                           December 31,
                                                   -------------- -------------
                                                        2001          2000
                                                   -------------- -------------

Computer and related equipment                     $       11,399 $       9,633
Furniture and fixtures                                      2,344         2,181
Motor vehicles                                                 35             -
Leasehold improvements                                        550           435
                                                   -------------- -------------
                                                           14,328        12,249
Less accumulated depreciation and amortization              8,558         5,874
                                                   -------------- -------------
Property and equipment, net                        $        5,770 $       6,375
                                                   ============== =============

         Depreciation expense, including amortization of assets under capital leases, was $3,576,000 for the year ended December 31, 2001, $2,924,000 for the year ended December 31, 2000, and $1,893,000 for the year ended December 31, 1999.


10.  INCOME TAXES:

         For financial reporting purposes, loss before income taxes includes the following components (in thousands):

                                                        Year Ended December 31,
                                              -----------------------------------------
                                                  2001         2000          1999
                                              -----------------------------------------
Pre-tax loss from continuing operations:
    United States                             $    1,456  $     (5,778)    $   (13,105)
    Foreign                                      (3,751)        (2,479)         (4,161)
                                              -----------------------------------------
Total                                         $  (2,295)  $     (8,257)    $   (17,266)
                                              =========================================

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The income tax provision (benefit) of the loss from continuing operations consists of the following components (in thousands):

                                                      Year Ended December 31,
                                              -----------------------------------------
                                                  2001          2000         1999
                                              -----------------------------------------
U. S. Federal and state                       $        140 $         (1) $        60
Foreign                                                  -          (24)           2
                                              -----------------------------------------
Income tax provision (benefit)                $        140 $        (25) $        62
                                              =========================================

         The income tax benefit of the loss from continuing operations differs from the amount of income tax benefit determined by applying the applicable
U.S. statutory income tax rate to pre-tax loss from continuing operations as a result of the following differences:

                                                                   Percentages for the
                                                                 Year Ended December 31,
                                                         -----------------------------------------
                                                             2001         2000          1999
                                                         -----------------------------------------

Income tax at the statutory rate                                 34.0        (34.0)        (34.0)
Foreign subsidiary losses with no benefit recognized           (39.6)           9.1           7.6
Foreign income taxed at different rates                         (2.8)           0.8           0.6
U. S. losses with no benefit recognized                           0.0          21.3          24.4
U. S. losses benefited                                           22.9           0.0           0.0
Nondeductible goodwill                                         (13.2)           0.0           0.0
Other items - net                                               (7.4)           2.5           1.8
                                                         -----------------------------------------
Effective Tax Rate                                              (6.1)         (0.3)           0.4
                                                         =========================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of Giga's deferred tax assets and liabilities are as follows (in thousands):

                                                      Year Ended December 31,
                                              -----------------------------------------
                                                  2001         2000          1999
                                              -----------------------------------------
Deferred tax assets:
    Deferred revenue                          $    1,403  $      524   $       225
    Net operating loss carryforwards              33,864      32,234        30,439
    Other - net                                    2,041       2,293         1,770
                                              -----------------------------------------
       Total deferred tax assets                  37,308      35,051        32,434
Valuation allowance for deferred tax assets       37,308      35,051        32,434
                                              -----------------------------------------
Net deferred tax assets                       $        -  $        -    $        -
                                              =========================================

         Giga has provided a full valuation allowance for the deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related fiscal year. As Giga achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Giga has available net operating loss carryforwards of approximately $85,820,000 at December 31, 2001 and $81,121,000 at December 31, 2000, which may be used to reduce future taxable income. Of these amounts, at December 31, 2001 and 2000, U.S. carryforwards of approximately $71,441,000 and $69,648,000 expire in various years through 2020, certain non-U.S. carryforwards of approximately $14,379,000 and $11,472,000 expire in various years through 2005 and the balance may be carried forward indefinitely. If losses of acquired companies are used to reduce future taxable income, associated tax benefits will first reduce acquired goodwill and other non-current intangible assets before being recognized as a reduction of income tax expense in the period the benefits are realized. Utilization of the net operating loss carryforwards may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

         Approximately $430,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the benefit from which, if realized, will be credited to additional paid-in capital.


11.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following (in thousands):

                                               December 31,
                                       ------------------------------
                                            2001           2000
                                       ------------------------------

Accrued compensation and benefits      $     2,703      $     5,526
Sales tax payable                            1,169            1,165
Other                                        3,721            2,978
                                       ------------------------------
    Total                              $     7,593      $     9,669
                                       ==============================


12.  BORROWINGS AND LONG-TERM DEBT:

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

    Accounts Receivable Financing Agreement

         In April 2000, Giga established a one-year Accounts Receivable Financing Agreement (the "Financing Agreement") with a bank, under which it could finance up to a maximum of $5.0 million of the eligible accounts receivable, as defined by the Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the Financing Agreement, Giga paid fees totaling $30,000. Loans under the Financing Agreement incurred interest at the bank's prime rate plus 1.5%. A monthly collateral handling fee of 0.375% was charged on the average daily financed receivable balance outstanding. In connection with the Financing Agreement, Giga issued warrants to purchase 24,000 shares of Giga common stock (see Note 14). During the year ended December 31, 2000, Giga pledged approximately $3.4 million of accounts receivable as collateral, and received proceeds of approximately $2.7 million pursuant to the Financing Agreement. Giga repaid approximately $1.4 million, leaving an outstanding balance of approximately $1.4 million and approximately $2.6 million available to borrow as of December 31, 2000.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In April 2001, Giga renewed the Financing Agreement for a second one-year period under identical terms except that loans under the renewed Financing Agreement bore interest at the bank's prime rate plus 0.5%. Upon renewal of the Financing Agreement, Giga paid fees totaling $25,000 and modified the terms of the warrants issued in connection with execution of the Financing Agreement in April 2000 (see Note 14).

         The Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. The Financing Agreement required Giga to conform to certain financial covenants, including the requirement to increase the annualized value of Giga's subscription contracts on a quarterly basis and the requirement to maintain an adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of at least 1.25 to 1.00. As of June 30, 2001, Giga was not in compliance with either of these covenants.

         As a result of Giga's non-compliance, on August 31, 2001, a Loan Modification and Forbearance Agreement (the "August Forbearance Agreement") was entered into by and between Giga and the bank. Upon executing the August Forbearance Agreement, Giga paid fees totaling $10,000. Under the August Forbearance Agreement, the bank agreed to forbear until October 31, 2001 from exercising its remedies under the Financing Agreement. Effective September 1, 2001, loans under the August Forbearance Agreement bore interest at the bank's prime rate plus 5.5%, the monthly collateral handling fee rose to 0.875% on the average daily financed receivable balance outstanding, the amount of eligible receivables decreased to a maximum of $4.0 million for the remainder of the one-year facility period and beginning September 17, 2001, was reduced further by $312,500 on a weekly basis. However, as of September 24, 2001, the bank ceased the weekly reductions to the amount of eligible receivables through October 31, 2001 and reinstated the maximum amount of eligible accounts receivable to $4.0 million. Upon executing the August Forbearance Agreement, Giga issued warrants to purchase 300,000 shares of Giga common stock (see Note
14).

         On November 6, 2001, as a result of Giga's continued non-compliance with the financial covenants of the Financing Agreement, Giga entered into a second Loan Modification and Forbearance Agreement (the "November Forbearance Agreement") with the bank, under which the bank agreed to forbear from exercising its remedies under the Financing Agreement until December 31, 2001. The terms of the November Forbearance Agreement maintained the existing forbearance interest rates and fees. However, beginning on November 8, 2001, the maximum amount of eligible receivables was reduced by $312,500 each week until the maximum amount of eligible accounts receivables reached $3,125,000.

         During the year ended 2001, Giga pledged approximately $19.0 million of accounts receivable as collateral, received proceeds of approximately $15.2 million and repaid approximately $14.1 million pursuant to the Financing Agreement. An outstanding balance of approximately $2.5 million remained as of December 31, 2001, fully utilizing the amount available under the Financing Agreement.

         Although Giga was not in compliance with the financial covenants of the Financing Agreement as of December 31, 2001, the bank thereafter continued to advance Giga funds pursuant to the terms of the November Forbearance Agreement. During January 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. During the first quarter of fiscal 2002, Giga repaid a total of approximately $4.0 million, leaving no borrowings pursuant to the Financing Agreement outstanding as of March 27, 2002.

         On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period (the "2002 Financing Agreement"), allowing Giga to finance up to a maximum of $5.0 million of the eligible accounts receivable, as defined by the 2002 Financing Agreement, at an advance rate not to exceed 80%.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement will bear interest at the bank's prime rate plus 1.0%. A monthly collateral handling fee of 0.25% will be charged on the average monthly financed receivable balance outstanding. The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio of 1.4 to
1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, with a one time quarterly net loss of $100,000 permitted.

Overdraft Facility

         In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. The terms of the amended Overdraft Facility maintain the existing interest rate and allow Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. Upon execution of the amended Overdraft Facility, Giga paid fees totaling 500 British pounds. Giga Information Group, Ltd. is currently in the process of renewing the amended Overdraft Facility in order to maintain the ability to borrow the additional 100,000 British pounds, for a total of up to 200,000 British pounds. There were no borrowings outstanding under the Overdraft Facility at December 31, 2001 and at March 27, 2002.

         The weighted average interest rate of outstanding short-term borrowings was 9.9% for the year ended December 31, 2001 and 11.0% for the year ended December 31, 2000. There were no short-term borrowings outstanding as of December 31, 1999.


13.  COMMITMENTS AND CONTINGENT LIABILITIES:

Lease Commitments

         Giga leases certain office space and equipment under operating and capital leases. The present value of the remaining future minimum lease payments under capital leases is recorded as a capitalized lease asset and related capitalized lease obligation. Assets under capital leases are summarized as follows (in thousands):

                                                       December 31,
                                               ---------------------------
                                                   2001          2000
                                               ---------------------------

Computer and related equipment                 $     577      $       47
Furniture and fixtures                               383             383
                                               ---------------------------
                                                     960             430
Less accumulated amortization                        301              84
                                               ---------------------------
Net assets under capital leases                $     659      $      346
                                               ===========================

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The future minimum payments under all leases with remaining non-cancelable terms of one year or more, as of December 31, 2001, are as follows (in thousands):

                                                                          Capital               Operating
                                                                          Leases                 Leases
                                                                    --------------------   --------------------
2002                                                                $                403   $              2,894
2003                                                                                 304                  2,426
2004                                                                                   -                  1,929
2005                                                                                   -                  1,670
2006                                                                                   -                    367
Thereafter                                                                             -                    112
                                                                    --------------------   --------------------
Total minimum lease payments                                        $                707   $              9,398
                                                                                           ====================
Less estimated executory costs included in capital leases                             89
                                                                    --------------------
Net minimum lease payments under capital leases                                      618
Less amount representing interest                                                     39
                                                                    --------------------
Present value of net minimum lease payments under capital leases    $                579
                                                                    ====================

         Rent expense, net of sublease income was approximately $2,639,000 for the year ended December 31, 2001, $2,308,000 for the year ended December 31, 2000, and $1,890,000 for the year ended December 31, 1999. Sublease income was approximately $363,000 for the year ended December 31, 2001, $196,000 for the year ended December 31, 2000, and $71,000 for the year ended December 31, 1999. During 2001, Giga amended a sublease agreement where Giga's rent expense for the premises exceeded the anticipated sublease income. As a result of the new terms under the sublease agreement, Giga recorded a loss of $113,000 in 2001 representing the loss for the remaining six months of the sublease agreement that expires on June 30, 2002.


14.  STOCK OPTIONS AND WARRANTS:

  Stock Options

         In October 1995, Giga adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Stock Plan"). On August 28, 1996 the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Stock Plan") to effectively supersede the 1995 Stock Plan. In May 1999, Giga adopted the 1999 Share Incentive Plan (the "1999 Stock Plan") to effectively supercede the 1996 Stock Plan. The 1995 Stock Plan provided for the granting of options to purchase and for direct purchases of up to 1,033,333 shares of common stock. The 1996 Stock Plan provided for the granting of options to purchase up to 1,000,000 shares of common stock. On May 25, 2000, the shareholders approved an amendment to the 1999 Stock Plan, increasing the maximum number of shares of common stock for granting of options, stock appreciation rights, stock awards, performance awards and stock units by 2,000,000 to 3,000,000 shares directly, and up to 1,500,000 shares that are represented by awards granted, or to be granted, under any prior plan which are forfeited, expire, or are cancelled without the issuance of common stock.

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

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

shares vest and become exercisable. Shares purchased as the result of the exercise of these options or direct purchases under the 1995 Stock Plan are subject to Giga's right to repurchase such shares upon the occurrence of certain events and at a price equal to the fair market value as defined on the date of repurchase.

         Options granted under the 1995, 1996, and 1999 stock plans have variable vesting periods. No options granted under these plans have a term in excess of ten years after the date of grant.

         In June 1997, Giga adopted the 1997 Director Stock Option Plan (the "Director Plan") that provides for the granting of non-qualifying stock options to purchase up to 50,000 shares of common stock. Under the Director Plan, non-employee directors are entitled to receive options to purchase 2,000 shares of common stock on July 1 of each year commencing in 1997. On May 25, 2000, shareholders approved amendments to the Director Plan (i) increasing the number of shares of common stock in respect of which options are to be granted to non-employee directors upon their initial election as a director from 2,000 to 25,000, (ii) increasing the number of shares of common stock in respect of which options are to be granted to non-employee directors annually from 2,000 to 10,000, (iii) increasing the maximum number of shares of common stock in respect of which awards may be granted from 50,000 to 300,000 (of which 163,000 shares were used for the "catch-up" grants described in clause (iv) and 70,000 shares were used for the year 2000 annual grants), and (iv) providing for a "catch-up" grant for all current non-employee directors as of the date of the adoption of the amendments to the Director Plan. On June 4, 2001, the Board of Directors approved an amendment to the Director Plan, commencing on July 20, 2001 and on July 20 of each year thereafter, options to purchase 10,000 shares of common stock will be granted to each non-employee director. In addition, each eligible non-employee director would receive an option to purchase 2,000 shares of common stock upon the initial election to the Board of Directors. The exercise price of the options, which vest in four equal installments starting from the date of the grant, will equal the fair market value on the date of the grant. Each option shall expire ten years after the date of the grant.

         In January, March, and May 1998 the Board voted to grant 66,535, 319,008 and 93,545 options, respectively, to certain employees at exercise prices of $3.00, $3.00 and $10.50 per share, respectively. The estimated fair market value of Giga's common stock at the date of each of these grants was determined to be $8.40, $8.40 and $12.00 per share, respectively. Accordingly, such grants were deemed to be compensatory options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). During the year ended December 31, 2001, options to purchase 100,000 shares were canceled. Because these options were unvested on the cancellation date, the cancellation of the options resulted in a credit to option-related compensation expense of approximately $183,000.

         Pursuant to an agreement effective July 1998, Giga granted options to purchase a total of 100,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 7). The options vest over a four-year period for services provided through June 30, 2000. Giga recorded compensation expense of approximately $147,500 for the year ended December 31, 2000 and $120,000 for the year ended December 31, 1999, representing the fair value of the options for the six-month period of 2000 and the twelve-month period of 1999 over which services were rendered.

         Pursuant to an agreement effective August 1999, Giga granted options to purchase a total of 25,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 7). The options vested over a two-year period contingent upon services being provided through August 31, 2001. These options are variable and are marked to market in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," which resulted in a credit to option-related compensation expense of approximately $18,000 for the year ended December 31, 2001 and compensation expense of approximately $59,200 for the year ended December 31, 2000 and $10,000 for the year ended December 31, 1999, representing the fair value of the options for the

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

seven-month period of 2001, the twelve-month period of 2000 and the five-month period of 1999 over which the services were rendered.

         Pursuant to an agreement effective July 2001, Giga granted options to purchase a total of 15,000 shares to a director of Giga for consulting services to be rendered over a two-year period (see Note 7). These options were granted at an exercise price equal to the fair market value on the date of grant and vested immediately, resulting in no option-related compensation expense for the year ended December 31, 2001.

          As a result of the credits of $183,000 and $18,000 to option-related compensation expense discussed above, net of option-related expense recorded in 2001, Giga recorded a net credit to option-related compensation expense of $60,000 for the year ended December 31, 2001. Total option-related compensation expense recognized was approximately $444,000 for the year ended December 31, 2000 and $486,000 for the year ended December 31, 1999.

         A summary of stock option activity through December 31, 2001 is presented below:

                                                                        Weighted Average
                                                     Shares              Exercise Price
                                             -----------------------  ---------------------
Outstanding at December 31, 1998                           1,781,936                   3.34
    Granted                                                1,431,401                   4.15
    Exercised                                               (87,233)                   2.42
    Forfeited/canceled                                     (322,378)                   5.08
                                             -----------------------  ---------------------
Outstanding at December 31, 1999                           2,803,726                   3.58
    Granted                                                1,110,654                   6.37
    Exercised                                              (241,903)                   2.51
    Forfeited/canceled                                     (385,772)                   4.32
                                             -----------------------  ---------------------
Outstanding at December 31, 2000                           3,286,705                   4.52
    Granted                                                2,011,932                   1.29
    Exercised                                               (13,788)                   1.59
    Forfeited/canceled                                     (823,163)                   4.38
                                             -----------------------  ---------------------
Outstanding at December 31, 2001                           4,461,686                   3.10
                                             =======================  =====================

         Options vested and exercisable at the corresponding weighted average exercise price at December 31, 2001, 2000, and 1999, respectively, were 1,577,835 at $3.94, 1,084,370 at $3.34, and 799,105 at $2.63.

         In July and October 1995 Giga granted options to purchase a total of 260,000 shares of common stock other than pursuant to the 1995 Stock Plan at an exercise price of $1.50 per share. In February 2002, options to purchase 220,000 shares of the total 260,000 shares were canceled due to termination of the holder.

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

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

free interest rates based on zero coupon Treasury instruments with maturities similar to the estimated option term and assuming no dividends.

         Had compensation cost for Giga's stock option plans been determined based on the Black-Scholes valuation at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, Giga's net loss to common stockholders and net loss per share to common stockholders would have been increased to the SFAS No. 123 pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                         2001         2000         1999
                                                                     ---------------------------------------
Net loss to common stockholders -  as reported                       $   (2,435)   $    (8,232) $   (17,328)
Net loss to common stockholders -  SFAS 123 proforma                 $   (4,551)   $   (10,317) $   (18,219)
Net loss per share to common stockholders -  as reported             $    (0.23)   $     (0.80) $     (1.73)
Net loss per share to common stockholders -  SFAS 123 proforma       $    (0.43)   $     (1.00) $     (1.82)

         Since options vest over several years and additional option grants are expected to be made in future years, the effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the effects on reported net income for future years. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

         The weighted average fair value per share of stock options at date of grant was $1.04 for the year ended December 31, 2001, $5.21 for the year ended December 31, 2000, and $3.00 for the year ended December 31, 1999. The fair value of each option granted during these years is estimated on the date of grant using the Black-Scholes option pricing model and the following values:

                                                  Year Ended December 31,
                                          -------------------------------------
                                            2001          2000         1999
                                          -------------------------------------
Expected volatility                          100.00%      100.00%       79.52%
Dividend yield                                    0%           0%           0%
Weighted average expected lives, in years        6.1          6.0          6.0
Weighted average risk free interest rate        4.6%         6.3%         5.6%

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following table summarizes the status of Giga's stock options outstanding and exercisable at December 31, 2001:

                                    Stock Options Outstanding                  Stock Options Exercisable
                        --------------------------------------------------   -------------------------------
                                             Weighted          Weighted                          Weighted
                                              Average          Average                           Average
     Range of                                Remaining         Exercise                          Exercise
  Exercise Prices           Shares        Contractual Life      Price             Shares          Price
--------------------    --------------------------------------------------   -------------------------------
$0.60 to $0.79                 543,000                9.55        $0.77              15,000         $0.79
$0.85 to $0.85                 776,000                9.57        $0.85                   -         $0.00
$1.50 to $1.75                 491,333                6.30        $1.62             251,401         $1.50
$1.80 to $3.00                 514,018                7.95        $2.70             187,545         $2.92
$3.31 to $3.88                 422,249                6.12        $3.45             317,026         $3.46
$3.93 to $3.94                 600,000                7.36        $3.94             291,667         $3.94
$4.00 to $5.29                 460,731                7.98        $4.79             212,789         $4.71
$5.75 to $7.13                 565,846                8.38        $6.64             237,383         $6.49
$7.62 to $12.13                 88,509                7.97        $8.71              45,024         $9.20
                        --------------                                     ------------------
                             4,461,686                8.05        $3.10           1,557,835         $3.94
                        ==============                                     ==================

  Warrants

         In connection with its engagement of a private placement agent for the sale by Giga of the Series B Convertible Preferred Stock ("Series B") in June 1995, Giga agreed to issue the placement agent a warrant to purchase 107,876 shares of Series B (35,959 shares of common stock on an as-converted basis) at an exercise price of $4.625 per share ($13.875 per share of common stock on an as-converted basis). Giga believes the fair market value of the warrant was nominal. These warrants expired in November 2000.

         In connection with the issuance of Series C Convertible Preferred Stock ("Series C") in 1997, Giga issued warrants to purchase up to 1,409,127 shares of Series C (551,574 shares of common stock on an as-converted basis) at an exercise price of $4.50 per share ($13.50 per share of common stock on an as-converted basis). These warrants are for a term of five years and are scheduled to expire on various dates beginning in March 2002 through January 2003, subject to earlier expiration upon the occurrence of certain events.

         In April 1998, Giga entered into a Loan and Warrant Purchase Agreement whereby Giga issued convertible promissory notes with a face value of $10,000,000, at an annual rate of 12.0% and warrants to purchase up to 166,666 shares of common stock in exchange for cash proceeds of $10,000,000. These warrants are exercisable at $3.00 per share, for a period of ten years from the date of grant. On August 4, 1998, warrants to purchase 47,999 shares of common stock were exercised for cash of $143,997, at an exercise price of $3.00 per share. On January 27, 1999 and March 8, 1999, warrants to purchase a total of 12,666 shares of common stock were exercised for a cash total of $37,998 at an exercise price of $3.00 per share. On January 28, 2000 and August 2, 2000, warrants to purchase a total of 41,999 shares of common stock were exercised for cash of $125,997 at an exercise price of $3.00 per share.

         In connection with the issuance of Series D Convertible Preferred Stock ("Series D") in 1998, Giga issued warrants to purchase 154,285 shares of Series D (102,857 shares of common stock on an as-converted basis) at $9.00 per share ($13.50 per share of common stock on an as-converted basis) pursuant to the Loan and Warrant Purchase Agreement. These warrants expire on April 5, 2003.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In April 2000, Giga issued warrants to purchase 24,000 shares of common stock in connection with the Financing Agreement (see Note 12). The warrants were exercisable at any time at $5.00 per share and are scheduled to expire on May 25, 2005. The estimated fair value of the warrants at the time of issuance was approximately $82,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2000. These costs were amortized over the original term of the Financing Agreement and were fully amortized by the end of the first quarter of 2001. In connection with the renewal of the Financing Agreement in April 2001, the terms of the warrants issued and outstanding upon the original execution of the Financing Agreement were modified such that the exercise price was reduced to $1.50 per share from $5.00 per share. The fair value of the repricing was approximately $7,000, which was charged to expense upon the modification of the terms of the warrants. As of December 31, 2001, none of these warrants had been exercised.

         In September 2001, upon execution of the August Forbearance Agreement (see Note 12), Giga issued warrants to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs are being amortized over the remaining seven months of the original term of the renewed Financing Agreement. As of December 31, 2001, Giga recognized charges of approximately $132,000 for the amortization of the financing costs. As of December 31, 2001, none of these warrants had been exercised.


15.  STOCK PURCHASE PLANS/AGREEMENTS:

  Employee Stock Purchase Plan

         On May 10, 1999, Giga adopted the 1999 Employee Stock Purchase Plan ("the 1999 Purchase Plan"), which enables employees to purchase shares of Giga common stock. The 1999 Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the 1999 Purchase Plan, eligible employees enroll in a two-year offering period and purchase shares at the end of two, one-year, purchase periods. Offering periods begin on the first day of January, April, July and October of each year. The purchase price is 85% of the lesser market value on the first day of the offering period or the last day of each purchase period. The maximum number of shares an employee can purchase in a purchase period is 5,000 shares. An employee's rights under the 1999 Purchase Plan terminate upon voluntary withdrawal from an offering or termination of employment. Giga reserved 750,000 shares, plus an annual increase to be added on the first day of each fiscal year beginning in the year 2000, equal to the lesser of (i) 750,000 shares, (ii) one percent of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. During 1999, offering periods began on July 1 and October 1. Under the 1999 Purchase Plan, Giga issued 187,626 shares for the year ended December 31, 2001 and 137,304 shares for the year ended December 31, 2000. No shares were issued under the 1999 Purchase Plan in 1999.


16.  STOCKHOLDER RIGHTS PLAN

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

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         Giga generally will be entitled to redeem the rights at $0.01 per right at any time prior to the time there has been a public announcement of the acquisition of a 15 percent position in its voting stock, subject to certain exceptions.


17.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS:

         In the United States, Giga maintains a Savings and Retirement Plan (the "401(k) Plan") under Section 401 of the Internal Revenue Code. In 1997, Giga amended its 401(k) Plan specifying that employees can enter the plan on the date of hire or the first day of the month. In 1998, Giga amended its 401(k) Plan specifying that employees can enter the plan on the first day of the month following the date of hire. Employees must have attained the age of
21. In prior years, employees were eligible to participate in the 401(k) Plan who worked a minimum of one year and had attained the age of 21. Giga matched by 25% that portion representing the first 3% of an employee's base salary and by 50% that portion representing the next 3% of an employee's base salary. Effective in 1997, the employer contributions are discretionary after considering business results at the conclusion of each plan year. Giga did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2001, 2000, and 1999.

         In the United Kingdom, Giga maintains a defined contribution plan. All permanent employees who have attained the age of 20, and are not contributing to a personal pension plan, are eligible to participate. Giga matches a percentage of employee contributions, which are invested at each participant's discretion in a choice of three funds. The employer matching percentage is determined within defined age ranges. Giga's match totaled approximately $81,000 during the year ended December 31, 2001, $46,000 during the year ended December 31, 2000, and $39,000 during the year ended December 31, 1999.


18.  LISTING OF COMMON STOCK

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

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         Revenues from the products and services within, and in support of, Giga's advisory services are presented in detail in its Consolidated Statements of Operations. No single customer accounted for more than 10% of Giga's revenues for the year ended December 31, 2001, 2000, and 1999.

         The accounting policies used to evaluate performance are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Giga evaluates performance based on income (loss) from operations.

         Giga conducts business principally in the United States and United Kingdom. Operations in France (through August 31, 2000, see Note 5), Germany, Italy and Israel (as of July 9, 2001, see Note 3) have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are recorded. The following table presents information about Giga's reported revenues and total assets for the year ended December 31, 2001, 2000, and 1999 (in thousands):

Revenues
                                                     Year Ended December 31,
                                            ------------------------------------------
                                                2001           2000          1999
                                            -------------  -------------  ------------
United States                               $      58,076  $      56,779  $      46,921
United Kingdom                                      9,063          8,818          3,848
Other International                                 2,619          3,126          1,732
                                            -------------  -------------  ------------
         Consolidated revenue               $      69,758  $      68,723  $      52,501
                                            =============  =============  ============


Total Assets
                                                          December 31,
                                            ------------------------------------------
                                                2001           2000          1999
                                            -------------  -------------  ------------
United States                               $      33,008  $      38,613  $     36,726
United Kingdom                                      4,697          4,060         4,193
Other International                                 2,051          1,611         3,276
                                            -------------  -------------  ------------
         Consolidated total assets          $      39,756  $      44,284  $     44,195
                                            =============  =============  ============

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


20.  QUARTERLY OPERATING RESULTS (Unaudited):

(in thousands, except per share data)                             Three Months Ended
                                     ------------------------------------------------------------------------------
                                         March 31,             June 30,        September 30,       December 31,
                                            2001                 2001               2001               2001
                                     -------------------  -------------------- --------------- --------------------
Total revenues                       $            17,470  $             18,714  $       16,474     $        17,100
Costs of services                                  7,132                 9,140           5,419               5,957
Gross profit                                      10,338                 9,574          11,055              11,143
Net income (loss)                                  (465)                (3,476)            534                 972
Earnings (loss) per share
   Basic                              $           (0.04)  $              (0.33) $         0.05     $          0.09
   Diluted                            $           (0.04)  $              (0.33) $         0.05     $          0.09

                                                                  Three Months Ended
                                     ------------------------------------------------------------------------------
                                         March 31,             June 30,        September 30,       December 31,
                                            2000                 2000               2000               2000
                                     -------------------  ------------------- ------------------ ------------------
Total revenues                       $            16,839  $            17,458 $           17,689 $           16,737
Costs of services                                  7,115 (1)            8,622              7,900              7,017
Gross profit                                       9,724                8,836              9,789              9,720
Net loss                                         (2,464)              (2,763)            (2,029)              (977)
Loss per share
   Basic                             $            (0.24)  $            (0.27) $           (0.20) $           (0.09)
   Diluted                           $            (0.24)  $            (0.27) $           (0.20) $           (0.09)

(1) Certain amounts have been reclassified to conform with the current classifications.

                          Giga Information Group, Inc.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                                                   Additions
                                                   Balance at                      Charged to                       Balance at
                                                   Beginning                         Other                             End
                                                    of Year        Additions(a)     Accounts       Deductions(b)     of Year
                                                  -------------  ---------------  -------------  ----------------- -------------
Year ended December 31, 1999
    Allowance for doubtful accounts                       $410             $102             $0                $39          $473
                                                  =============  ===============  =============  ================= =============
    Allowance for sales cancellations                       $0               $0             $0                 $0            $0
                                                  =============  ===============  =============  ================= =============
    Valuation allowance for deferred tax assets        $30,082           $2,352             $0                 $0       $32,434
                                                  =============  ===============  =============  ================= =============

Year ended December 31, 2000
    Allowance for doubtful accounts                       $473               $0            $38 c             $123          $388
                                                  =============  ===============  =============  ================= =============
    Allowance for sales cancellations                       $0               $0             $0                 $0            $0
                                                  =============  ===============  =============  ================= =============
    Valuation allowance for deferred tax assets        $32,434           $2,617             $0                 $0       $35,051
                                                  =============  ===============  =============  ================= =============

Year ended December 31, 2001
    Allowance for doubtful accounts                       $388             $692            $49 d             $501          $628
                                                  =============  ===============  =============  ================= =============
    Allowance for sales cancellations                       $0             $500             $0                 $0          $500
                                                  =============  ===============  =============  ================= =============
    Valuation allowance for deferred tax assets        $35,051           $2,257             $0                 $0       $37,308
                                                  =============  ===============  =============  ================= =============

    a:  Additional provisions and foreign currency translation effects.
    b:  Specific write-offs and foreign currency translation effects.
    c:  Recoveries of accounts previously written off.
    d: Allowance of $18,000 assumed upon acquisition of Gigaweb Information Group, Ltd. in 2001 and $31,000 of recoveries of accounts previously written off.

         EXHIBIT INDEX

         Exhibit
         Number            Description of Documents
         ------            ------------------------
         3.1 (1)           Fifth Amended and Restated Certificate of
                           Incorporation of the Registrant
         3.2 (1)           Amended and Restated By-Laws of the Registrant
         3.3 (9)           Amendment No. 1 to the Amended and Restated By-Laws
                           of the Registrant
         3.4 (16)          Amendment No. 2 to the Amended and Restated By-Laws
                           of the Registrant
         4 (1)             Specimen Certificate for shares of Common Stock,
                           $.001 par value, of the Registrant
         10.1 (2)+         Employment Agreement dated December 24, 1998 between
                           the Registrant and Gideon I. Gartner
         10.2(2)           Consulting Agreement dated December 18, 1998 between
                           the Registrant and Richard L. Crandall
         10.3 (1)          Non-competition Agreement dated November 13, 1995
                           between the Registrant and Gideon I. Gartner
         10.4 (1)          Lease dated October 31, 1995 between the Registrant
                           and Cambridge 1400 Limited Partnership, with respect
                           to the premises at One Kendall Square
         10.5 (14)         First Amendment, dated August 7, 2000, to the lease
                           dated October 31, 1995, between the Registrant and
                           One Kendall LLC, successor-in-interest to Cambridge
                           1400 Limited Partnership, with respect to the
                           premises at One Kendall Square
         10.6 (1)          Lease dated October 6, 1987, as amended, between BIS
                           Strategic Decisions, Inc. and Charles A. Pesko, Jr.
                           as Trustee of Longwater Circle Trust, with respect to
                           the premises at One Longwater Circle
         10.7 (1)          Lease dated May 29, 1998, between the Registrant and
                           Trinet Property Partners, L.P., with respect to the
                           premises at One Longwater Circle
         10.8 (14)         First Amendment, dated October 1, 2000, to the lease
                           dated May 29, 1998, between the Registrant and Trinet
                           Property Partners, L.P., with respect to the premises
                           at One Longwater Circle
         10.9 (1)+         Giga Information Group, Inc. 1995 Stock Option/Stock
                           Issuance Plan
         10.10 (1) +       Giga Information Group, Inc. 1996 Stock Option Plan
         10.11 (9) +       Amendment No. 1 to Giga Information Group, Inc. 1996
                           Stock Option Plan
         10.12 (13) +      Amendment No. 2 to Giga Information Group, Inc. 1996
                           Stock Option Plan
         10.13 (1) +       Giga Information Group, Inc. 1997 Director Option
                           Plan
         10.14 (11) +      Amendment No. 1 to Giga Information Group, Inc. 1997
                           Director Option Plan
         10.15 (16)+       Amendment No. 2 to Giga Information Group, Inc. 1997
                           Director Option Plan
         10.16 (3) +       Employment Agreement, dated May 13, 1999, between
                           Giga Information Group, Inc. and Robert K. Weiler
         10.17 (10) +      Letter Agreement effective as of October 26, 1999
                           between the Registrant and Robert K. Weiler providing
                           for the deferral of year 2000 compensation
         10.18 (4) +       Giga Information Group, Inc. 1999 Share Incentive
                           Plan
         10.19 (12) +      Amendment No. 1 to Giga Information Group, Inc. 1999
                           Share Incentive Plan
         10.20 (13) +      Amendment No. 2 to Giga Information Group, Inc. 1999
                           Share Incentive Plan
         10.21 (5)         Giga Information Group, Inc. 1999 Employee Stock
                           Purchase Plan
         10.22 (6)         Lease dated June 18, 1999 between the Registrant and
                           The Linden Limited Partnership with respect to its
                           headquarters at 139 Main St., Cambridge,
                           Massachusetts
         10.23 (14)        First Amendment, dated August 28, 2000, to the lease
                           dated June 18, 1999, between the Registrant and The
                           Linden Limited Partnership, with respect to its
                           headquarters at 139 Main St., Cambridge,
                           Massachusetts
         10.24 (6)         Sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the premises at One Kendall Square, Cambridge,
                           Massachusetts

         10.25 (14)        First Amendment, dated October 12, 2000, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.26 (15)        Second Amendment, dated February 2, 2001, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.27*            Third Amendment, dated October 1, 2001, to the
                           sublease dated June 28, 1999, between the Registrant
                           and InCert Software Corporation, with respect to the
                           premises at One Kendall Square, Cambridge,
                           Massachusetts
         10.28 (7)         Consulting Agreement dated as of August 23, 1999
                           between the Registrant and John Landry
         10.29 (8)         Rights Agreement dated as of February 18, 2000
                           between Giga Information Group, Inc. and American
                           Stock Transfer & Trust Co., as Rights Agent. The
                           Rights Agreement includes as Exhibit B the form of
                           Right Certificate and as Exhibit C the form of
                           Certificate of Designations
         10.30 (9)         Accounts Receivable Financing Agreement, dated as of
                           April 7, 2000, between the Registrant and Silicon
                           Valley Bank, Specialty Finance Division
         10.31 (14)        Accounts Receivable Financing Modification Agreement,
                           dated October 31, 2000, between the Registrant and
                           Silicon Valley Bank
         10.32 (15)        Accounts Receivables Financing Modification
                           Agreement, dated April 6, 2001, between the
                           Registrant and Silicon Valley Bank
         10.33 (17)        Loan Modification and Forbearance Agreement, dated
                           August 31, 2001, between the Registrant and Silicon
                           Valley Bank
         10.34 (17)        Loan Modification and Forbearance Agreement, dated
                           November 6, 2001, between the Registrant and Silicon
                           Valley Bank
         10.35*            Accounts Receivable Financing Modification Agreement,
                           dated March 27, 2002, between the Registrant and
                           Silicon Valley Bank
         10.36 (15)        Intellectual Property Security Agreement, dated April
                           6, 2001, between the Registrant and Silicon Valley
                           Bank
         10.37 (15)        Amendment to Warrant Agreement, dated April 6, 2001,
                           between the Registrant and Silicon Valley Bank
         10.38 (17)        Warrant to Purchase Stock of the Registrant issued to
                           Silicon Valley Bank on September 5, 2001
         10.39 (17)        Consulting Agreement dated July 18, 2001 between the
                           Registrant and Michael E. Faherty
         11*               Statement re computation of earnings per share
         21*               Subsidiaries of the Registrant
         23*               Consent of PricewaterhouseCoopers LLP


--------------------------------------------------------------------------------
         + Management contract or compensatory plan or arrangement

         *                 Filed herewith

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-52899), dated July 28, 1998.
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 31, 1999.
         (3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 17, 1999.
         (4) Incorporated by reference to Annex A to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.
         (5) Incorporated by reference to Annex B to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, dated April 12, 1999.

         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 16, 1999.
         (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 15, 1999.
         (8) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated February 18, 2000.
         (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A, dated August 23, 2000.
         (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated March 30, 2000.
         (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40210), dated June 27, 2000.
         (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-40212), dated June 27, 2000.
         (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2000.
         (14) Incorporated by reference to the Registrant's Annual Report on Form 10-K, dated April 2, 2001.
         (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated May 15, 2001.
         (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated August 14, 2001.
         (17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, dated November 14, 2001.