Form 10-K/A
period 2001-12-31
GIGA INFORMATION GROUP INC
filed 2002-04-30
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)
[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 2001
                                       OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was $14,963,715. This number was calculated by excluding all shares held by executive officers and directors of the registrant and each person who owns 10% or more of the outstanding common stock without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

                  The number of shares outstanding of the registrant's capital stock as of March 20, 2002 was 10,672,911 shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Giga Information Group, Inc. ("Giga"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.

                                    PART III

Item 10. Directors of the Registrant

The following are directors of Giga as of April 30, 2002:

         Richard L. Crandall, 58, has served as a Director of Giga since August 1995 and was a consultant to Giga from July 1998 until June 30, 2000. He was founder of Comshare, Inc., a decision support software company, serving as its Chief Executive Officer from 1970 until 1994 and Chairman until April 1997. Mr. Crandall chairs the Enterprise Software Roundtable, consisting of the CEO's and COO's of the thirty largest enterprise software companies. He currently serves on the Board of Directors of several publicly held companies and a number of Internet ventures. He is chairman of SolidSpeed, Inc., an internet content delivery Services firm, and is a general partner in Arbor Partners, LLC, an eCommerce venture capital fund. Mr. Crandall received a B.S. in electrical engineering, a B.S. in mathematics and an M.S.E. in industrial engineering from the University of Michigan. Mr. Crandall's term expires in 2003.

         David L. Gilmour, 44, has served as a Director of Giga since July 1995. He is Chairman and CEO of Tacit Knowledge Systems, Inc., an enterprise software company in Palo Alto, California, and a co-founder of Giga with Gideon I. Gartner, Giga's former Chairman of the Board, Chief Executive Officer and President. He served as Senior Vice President and Chief Research Officer of Giga from April 1996 to February 1998. Until October 1, 1998, Mr. Gilmour served as a special advisor to Giga on Research and Technology. From July 1995 to April 1996, he served as Senior Vice President of Technology of Giga. From July 1993 to July 1995, he served as Chief Executive Officer and a director of ExperNet Corporation, an information technology company that he founded with Mr. Gartner. From October 1992 to April 1993, Mr. Gilmour served as Giga's acting President and Chief Executive Officer, and from April 1991 to October 1992 and from April 1993 to July 1993, he served as Executive Vice President, Marketing, of Versant Object Technology Corporation, a computer software company. From 1984 to 1991 he served in various capacities at Lotus Development Corporation, a software company. Mr. Gilmour received a B.A. in applied physics, and an M.S. in engineering, both from Harvard University, and an M.B.A., with distinction, from Harvard Business School. Mr. Gilmour's term expires in 2003.

         Michael E. Faherty, 67, has served as Director of, and consultant to, Giga since July 2001. Since February 1997, he has been a principal of MICO, Inc., a general business consulting and contract executive firm. In connection with that business, he has served as an executive for various companies. Since 1994, he has served as Chairman of ECCS, Inc., a provider of open systems-based networked computing solutions that incorporate ECCS's mass storage enhancement products. From December 1994 until June 1996, he was also ECCS's Chief Executive Officer. From January 1992 to January 1994, he was President and Chief Executive Officer of Shared Financial Systems, Inc. He has also served for varying periods of time as either Chief Executive or Chief Operating Officer of Intec Corp., Information Magnetics, Cable & Wireless North America, Digital Sound Corporation, and BancTec, Inc. He is a Director of the following corporations:
Agents Advance Inc., American Fundware Inc., ECCS, Inc. and Tantivy Communications, Inc. Mr. Faherty's term expires in 2004.

         John B. Landry, 54, has served as a Director of Giga since August 1999 and on the Board of Advisors since March 1996. He was a consultant to Giga from August 1999 to August 31, 2001. Since 2001, Mr. Landry has been Chairman of Lead Dog Ventures, a firm providing emerging technology companies access to intellectual, relationship and financial capital. From 1995 to 2000, Mr. Landry served as vice president of technology strategy for IBM. From February 1999 to June 2000, Mr. Landry also served as chairman of AnyDay.com, Inc., an Internet calendar and personal information management company. From March 1996 to January

1999, he also served as chairman of Narrative Communications, an Internet-based media advertising and direct marketing company. From December 1990 to June 1995, Mr. Landry served as the senior vice president of development and chief technology officer for Lotus Development Corporation, a provider of software products and services. He also serves as a director of Lante Corporation, a business systems integration firm; MCK Communications, Inc., a voice-over-IP telecommunications company; as well as several other private companies. Mr. Landry's term expires in 2004.

         A.G.W. ("Jack") Biddle, III, 41, has served as a Director of Giga since May 1999. He co-founded Novak Biddle Venture Partners in 1996 and serves as one of its General Partners. In 1995, Mr. Biddle was an independent consultant and investor. During that period, he was a consultant to Giga on its acquisition of BIS Strategic Decisions, Inc. From 1990 to 1995, Mr. Biddle was CEO of InterCap Graphics Systems, Inc. From 1987 to 1990, Mr. Biddle was with Vanguard Atlantic, Ltd., a merchant banking group focused on software and telecommunications. From 1985 to 1987, Mr. Biddle was an IT industry analyst with Gartner Group, Inc. and Executive Assistant to the then CEO, Gideon I. Gartner. During that period, Mr. Biddle was Secretary of Gartner Group's Executive Committee and published original research on global issues in IT with emphasis on telecommunications. He has been a member of the Computer & Communications Industry Association since 1983 and a member of its Board since 1990. Mr. Biddle is a Director of Paratek Microwave, Matrics, Inc. and the Mid-Atlantic Venture Association, and a Board observer at Blackboard, Inc., ObjectVideo, Inc. and Tantivy Communications, Inc.. He received a B.A. degree in Economics from the University of Virginia. Mr. Biddle's term expires in 2002.

         Neill H. Brownstein, 58, has served as a Director of Giga since July 1995. Since January 1995, he has been a private investor. He also serves as a Director of VYYO, Inc., a supplier of broadband wireless access systems used by telecommunications service providers. From 1970 to January 1995, Mr. Brownstein was associated with Bessemer Securities Corporation and was a founder and general partner of three affiliated venture capital funds: Bessemer Venture Partners L.P., Bessemer Venture Partners II L.P., and Bessemer Venture Partners III L.P., for which he currently serves as a Special General Partner. Since 1970, he has been President of Neill H. Brownstein Corporation, an investment management counseling enterprise. Mr. Brownstein received a B.A. from Columbia College of Columbia University and an M.B.A. from the Kellogg School of Management of Northwestern University. Between 1979 and 1988, Mr. Brownstein also served as a Director of Gartner Group, Inc. Mr. Brownstein's term expires in 2002.

         Robert K. Weiler, 51, was elected President and Chief Executive Officer of Giga in May 1999 and assumed full-time duties in August 1999. He was elected Chairman of the Board of Directors in October 1999. Prior to joining Giga, he was President and Chief Executive Officer of Eastman Software, Inc.(formerly Wang Software). From January 1991 to December 1995 he served as Senior Vice President, Worldwide Sales & Marketing, Service & Support for Lotus Development Corporation. From October 1988 to January 1991 he was President and Chief Operating Officer of Interleaf, Inc., a hardware and electronic publishing/document management software company. From August 1986 to September 1987, Mr. Weiler served as Executive Vice President, Worldwide Sales & Marketing for Cullinet Software, Inc. He was appointed President and Chief Operating Officer in August 1987 and served in that capacity until September 1988. From August 1985 to 1986 Mr. Weiler was Chief Executive Officer and President of Distribution Management Systems, Inc., an application software company acquired by Cullinet. From 1976 to 1985 Mr. Weiler served in a variety of management positions for McCormack and Dodge, Inc., a privately held software company until purchased by Dun & Bradstreet Software in 1983. Mr. Weiler holds a B.A. degree from Saint Anselm College. Mr. Weiler's term expires in 2002.

                  Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Giga's directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of common stock with the Securities and Exchange Commission. Directors, executive officers and ten percent holders are required to furnish Giga with copies of all Section 16(a) forms that they file. Based upon a review of these filings, Giga believes that all filings were made on a timely basis during fiscal year 2001.

                             Executive Compensation

Item 11. Summary Compensation Table

         The following table sets forth a summary of all compensation awarded or paid to or earned by the Chief Executive Officer, and the other executive officers of Giga whose total salary and bonus in fiscal 2001 exceeded $100,000 (sometimes collectively referred to herein as the "Named Executive Officers") for services rendered in all capacities to Giga (including its subsidiaries) for the fiscal years ended December 31, 2001, 2000 and 1999.

                                                                                   Long Term
                                                                                  Compensation
                                                   Annual Compensation               Awards
                                                   -------------------               ------
                                                                                   Securities
                                                                                   Underlying
Name and Principal Position           Year       Salary($)        Bonus($)        Options (#)
---------------------------           ----       ---------        --------        -----------
Robert K.  Weiler                     2001     300,000                  __         250,000(4)
Chairman, President and               2000     300,000(2)               __              __
   Chief Executive Officer(1)         1999     112,000              50,000(3)      650,000(5)

Victoria M. Lynch                     2001     153,333                  __         130,000(7)
Sr.Vice President, CFO,               2000     128,333              21,000          21,733
  Treasurer, Secretary(6)             1999     114,167              17,250           6,333

Daniel Mahoney                        2001     207,917                  __          95,000(8)
Sr. Vice President,                   2000     198,771              20,000          40,000
  Research                            1999     167,917              25,575          27,833

Jean-Michel Six                       2001     193,958              53,471         115,000(9)
Sr. Vice President, Worldwide         2000     127,500              74,883          60,000
  Sales and Marketing                 1999          __                  __              __

Daniel M. Clarke                      2001     114,090                  __          35,000(10)
Former Sr. Vice President, CFO        2000     200,000              20,000              __
   Treasurer, Secretary(10)           1999     200,000              30,000          52,000(10)

------------------
(1) Mr. Weiler was elected President and Chief Executive Officer of Giga on May 13, 1999. He was elected Chairman of the Board effective as of October 26, 1999. Mr. Weiler did not commence serving as a full-time employee until August 15, 1999 and did not start receiving compensation, other than the grant to him on May 13, 1999 of options to purchase 600,000 shares of Giga's common stock.

(2) Effective October 26, 1999, Mr. Weiler agreed to defer receipt, without interest, of his calendar year 2000 base salary and bonus until 2001. Mr. Weiler's salary was paid on February 15, 2001. Mr. Weiler did not receive a bonus payment for 2000 or 2001.

(3) Mr. Weiler received a signing bonus of $50,000 pursuant to the terms of his employment agreement dated May 13, 1999 (see "Employment Contracts").

(4) Mr. Weiler was granted 250,000 options to purchase Giga common stock at various dates between January 19, 2001 and July 18, 2001 at prices between $0.79 and $2.75 per share. Options to purchase 75,000 shares at a price of $0.79 per share are performance based and become exerciseable in full on July 18, 2005.

(5) Mr. Weiler was awarded 600,000 options at a price of $3.9375 per share under his employment agreement (see "Employment Contracts"). On October 26, 1999, he was granted an additional 50,000 options at a price of $3.3125 per share.

(6) Ms. Lynch was elected Sr. Vice President, Chief Financial Officer, Secretary and Treasurer on July 18, 2001.

(7) Ms. Lynch was granted 130,000 options to purchase Giga common stock on various dates between July 6, 2001 and July 18, 2001 at prices between $0.79 and $2.00 per share. Options to purchase 40,000 shares at a price of $0.79 per share are performance based and become exerciseable in full on July 18, 2005.

(8) Mr. Mahoney was granted 95,000 options to purchase Giga common stock on various dates between January 19, 2001 and July 18, 2001 at prices between $0.79 and $2.75 per share. Options to purchase 40,000 shares at a price of $0.79 per share are performance based and become exerciseable in full on July 18, 2005.

(9) Dr. Six was granted 115,000 options to purchase Giga common stock on various dates between January 11, 2001 and July 18, 2001 at prices between $0.79 and $2.63 per share. Options to purchase 40,000 shares at a price of $0.79 per share are performance based and become exerciseable in full on July 18, 2005.

(10) Mr. Clarke's employment with Giga ended on July 18, 2001. All options to purchase shares of Giga common stock were cancelled 90 days following that date.

                              Option Grants in 2001
                              ---------------------

         The following table shows all grants of options to the Named Executive Officers for the fiscal year ended December 31, 2001, all of which were granted under the 1999 Share Incentive Plan.

                                                                                       Potential Realizable
                                                                                      Value at Assumed Annual
                                                                                       Rates of Stock Price
                                                                                      Appreciation for Option
                                                Individual Grants                             Term(1)
                              ----------------------------------------------------    -----------------------
                                              % of Total
                                  Number        Options
                              of Securities   Granted to    Exercise
                                Underlying     Employees    or Base
                                 Options       in Fiscal     Price      Expiration       5%           10%
Name                            Granted(#)      Year(2)      ($/Sh)        Date          ($)          ($)
----                            ----------      -------      ------        ----          ---          ---
Robert K. Weiler                 75,000(3)         3.86     2.7500       1/19/11       $129,710     $328,709

                                 100,000(4)        5.15     0.7900       7/18/11        $49,683     $125,906

                                 75,000(5)(14)     3.86     0.7900       7/18/11        $37,262      $94,429

Victoria M. Lynch                40,000(6)         2.06     2.0000        7/6/11        $50,312     $127,499

                                 50,000(6)         2.57     0.7900       7/18/11        $24,841      $62,953

                                 40,000(6)(14)     2.06     0.7900       7/18/11        $19,873      $50,362

Daniel Mahoney                   20,000(7)         1.03     2.7500       1/19/11        $34,589      $84,656

                                 40,000(8)(14)     2.06     0.7900       7/18/11        $19,873      $50,362

                                 35,000(9)         1.80     0.7900       7/18/11        $17,389      $44,067

Jean-Michel Six                  40,000(10)        2.06     2.6250       1/11/11        $66,034     $167,343

                                 35,000(11)        1.80     0.7900       7/18/11        $17,389      $20,108

                                 40,000(12)(14)    2.06     0.7900       7/18/11        $19,873      $50,362

Daniel M. Clarke                 35,000(13)        1.80     2.7500       1/19/11        $60,531     $153,378

--------------------
(1) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, computed annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of Giga's common stock, the optionholders' continued employment through the option period and the date on which the options are exercised.

(2) Based on an aggregate of 1,941,932 options granted to employees in fiscal year 2001, including options granted to Named Executive Officers.

(3) Of the 75,000 options granted to Mr. Weiler, 45,844 are Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and 29,156 do not constitute Incentive Stock Options ("Nonqualified Stock Options").

(4) Of the 100,000 options granted to Mr Weiler, 45,646 are intended to be ISOs and 54,354 are Nonqualified Stock Options.

(5) Of the 75,000 options granted to Mr. Weiler, 31,648 are intended to be ISOs and 43,352 are Nonqualified Stock Options.

(6)    All options granted to Ms. Lynch are intended to be ISOs.

(7) Of the 20,000 options granted to Mr. Mahoney, 13,848 are intended to be ISOs and 6,152 are Nonqualified Stock Options.

(8) Of the 40,000 options granted to Mr. Mahoney, 6 are intended to be ISOs and 39,994 are Nonqualified Stock Options.

(9) Of the 35,000 options granted to Mr. Mahoney, 23,421 are intended to be ISOs and 11,579 are Nonqualified Stock Options.

(10) Of the 40,000 options granted to Dr. Six, 7,321 are intended to be ISOs and 32,679 are Nonqualified Stock Options.

(11) Of the 35,000 options granted to Dr. Six, 13,856 are intended to be ISOs and 21,144 are Nonqualified Stock Options.

(12) Of the 40,000 options granted to Dr. Six, 5 are intended to be ISOs and 39,995 are Nonqualified Stock Options.

(13) Of the 35,000 options granted to Mr. Clarke, 23,866 are intended to be ISOs and 11,134 are Nonqualified Stock Options. All of these shares were cancelled as of July 18, 2001, the effective date of Mr. Clarke's resignation.

(14) Options granted to Mr. Weiler, Mr. Mahoney, Ms. Lynch and Dr. Six become exercisable in full on July 18, 2005, subject to acceleration based upon the satisfaction of performance criteria relating to collections of accounts receivable over a five-month period ending December 31, 2001. The performance criteria were not satisfied during the five-month period and, as a result, the exercisabilty of the options was not accelerated.

                       Option Values at December 31, 2001
                       ----------------------------------

         No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2001. The following table provides information as to the value of options held by the Named Executive Officers as of December 31, 2001.

                                       Number of Securities
                                            Underlying                       Values of Unexercised
                                            Unexercised                          In-the-Money
                                              Options                             Options at
                                      at Fiscal Year End (#)                Fiscal Year End($) (1)
                                      ----------------------                ----------------------
             Name                 Exercisable      Unexercisable        Exercisable       Unexercisable
             ----                 -----------      -------------        -----------       -------------
Robert K. Weiler                    341,667          558,333                   __            141,750

Victoria M. Lynch                    15,096          149,904                   __             72,900

Daniel Mahoney                       54,005          130,995                   __             60,750

Jean-Michel Six                      25,000          150,000                   __             60,750

Daniel M. Clarke                         __               __                   __                 __
----------------

(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 2001 were exercised, determined by multiplying the number of shares underlying the options by the difference between $1.60 (the closing price of Giga's common stock on December 31, 2001) and the per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the options.

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

         The Director Plan, adopted in June 1997 and amended in May 2000, provides for the grant of stock options to Non-Employee Directors. Only nonqualified options not entitled to special tax treatment under Section 422 of the Code may be granted under the Director Plan. For a discussion of certain consulting arrangements between Giga and Messrs. Landry and Faherty, see "Certain Relationships and Related Transactions."

Employment Contracts

         Gideon I. Gartner. Giga entered into a non-competition agreement with Mr. Gartner, Giga's former Chairman of the Board, Chief Executive Officer and President dated November 13, 1995, pursuant to which Mr. Gartner agreed not to compete with Giga, solicit any employee or take away any customer of Giga either during his employment with Giga or for so long thereafter as Giga continues to pay Mr. Gartner annual compensation of at least $120,000 (whether as an employee, consultant or in the form of severance or post-employment benefits). This agreement is no longer in effect.

         Effective as of January 1, 1999, Giga entered into an agreement with Mr. Gartner pursuant to which he agreed to continue as Chairman of the Board of Directors for so long as he was a Director of Giga and to continue to act as President and Chief Executive Officer of Giga until the Board of Directors hired a new Chief Executive Officer. Effective as of May 13, 1999, upon the hiring of Robert K. Weiler as Giga's new President and Chief Executive Officer, Mr. Gartner ceased serving as President and Chief Executive Officer and as of October 26, 1999, he resigned as Chairman of the Board of Directors. Pursuant to his agreement, Mr. Gartner agreed to make himself available to Giga, as requested, for up to 80 business days during the first year of the agreement, which amount of time was to be reduced by up to 15% in each year thereafter as determined by Giga after consultation with Mr. Gartner. As compensation for his services as an employee, Mr. Gartner received a salary at the rate of $260,000 per annum for the first year and $221,000 per annum for the second year and third years. This agreement was terminated by Mr. Gartner upon 90 days prior written notice effective November 15, 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Giga's common stock as of April 19, 2002 by: (1) each person known by Giga to own beneficially more than 5% of the outstanding shares of Giga's common stock; (2) each of Giga's directors; (3) each of the Named Executive Officers whose name appears in the summary compensation table; and (4) all directors and executive officers as a group.

                                                                                % of Shares
                                                                                Beneficially
Beneficial Owner                                      Number of Shares(1)         Owned(2)
----------------                                      ----------------            -----
Gideon I. Gartner....................................       2,062,779(3)            19.3%
146 W. 57th Street
Apt. 72-A
New York, NY 10019

W.R. Hambrecht & Co., LLC............................       1,603,500(4)            15.0%
550 15th Street
San Francisco, CA  94103

S Squared Technology Corp............................         894,625(5)             8.4%
515 Madison Avenue
New York, NY  10022

21st Century Communications Partners, L.P............         571,429(6)             5.4%
767 Fifth Avenue, 45th floor
New York, NY 10153

Robert K. Weiler.....................................         490,729(7)             4.6%

A.G.W. Biddle, III...................................         444,824(8)             4.1%

Richard L. Crandall..................................         284,501(9)             2.7%

Neill H. Brownstein..................................         272,666(10)            2.6%

David L. Gilmour.....................................         149,000(11)            1.4%

Daniel Mahoney.......................................          81,409(12)            *

Michael Faherty......................................          74,663(13)            *

John B. Landry.......................................          52,191(14)            *

Jean-Michel Six......................................          44,778(15)            *

Victoria M. Lynch....................................          19,230(16)            *

Daniel M. Clarke.....................................           3,705                *

All directors and
executive officers as a group (10 persons)...........       1,913,961(17)           17.7%

---------------
*        Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise noted. Amounts shown include shares issuable within the 60-day period following April 19, 2002 pursuant to the exercise of options or warrants.

(2) On April 19, 2002, there were 10,689,571 shares of Giga's common stock outstanding.

(3) Includes warrants to purchase 12,857 shares of Giga's common stock. Also includes 200,334 shares of Giga's common stock that are held of record by members of Mr. Gartner's family. Mr. Gartner disclaims beneficial ownership of shares held by members of his family.

(4) W.R. Hambrecht & Co., Inc. ("WRH") and W.R. Hambrecht & Co., LLC ("LLC") own 1,300,000 and 303,500 shares of Giga common stock, respectively, and W.R. Hambrecht & Co., Inc. is the sole member of, and holds 100% of the equity interests in, W.R. Hambrecht & Co.,LLC (as reported in a Form 13D/A filed with the Securities and Exchange Commission on April 4,
       2002). As of February 28, 2002, Mr. William R. Hambrecht had a 17.4% ownership interest in WRH and was the sole Manager of W. R. Hambrecht & Co., LLC. Mr. Hambrecht does not directly own any shares of Giga common stock. As a 17.4% owner of WRH and as sole Manager of the LLC, Mr. Hambrecht may be deemed to beneficially own the shares owned directly by WRH and the LLC. Mr. Hambrecht disclaims beneficial ownership of all shares of Giga common stock other than with respect to the 279,009 shares of common stock representing his proportionate ownership interest in WRH and the LLC. Pursuant to a Stock Pledge Agreement dated March 28, 2002 by and between Fiserv Securities, Inc. and WRH (the "Stock Pledge Agreement"), WRH pledged 1,300,000 shares of Giga common stock as security for the performance of WRH's obligations under a Secured Promissory Note (the "Note"). Pursuant to the Note WRH borrowed $1,500,000, all of which was contributed to the LLC. Pursuant to the Stock Pledge Agreement, WRH is not permitted to sell any of the pledged shares of Giga common stock.

(5) S Squared Technology Corp. beneficially owns 894,625 shares of Giga common stock (as reported a Schedule 13G/A filed with the Securities and Exchange Commission on December 31, 2001). The sole power to dispose of these shares is held by Seymour L. Goldblatt, President, S Squared Technology Corp.

(6) Includes 387,443 shares of Giga's common stock held by 21st Communications Partners LP, 131,853 shares of Giga's common stock held by 21st Century Communications T-E Partners LP and 52,133 shares of Giga's common stock held by 21st Century Communications Foreign Partners LP.

(7) Includes options to purchase 430,729 shares of Giga's common stock issued pursuant to the Giga 1999 Share Incentive Plan.

(8) Includes 320,000 shares of Giga's common stock held by Novak Biddle Venture Partners, LP (77,143 shares of which are subject to the exercise of warrants), 1,167 shares of Giga's common stock held by Southgate Partners I, 1,167 shares of Giga's common stock held by Southgate Partners II, and 1,167 shares of Giga's common stock held by Southgate Partners III. Also includes options to purchase 16,500 shares of Giga's common stock that were granted to Mr. Biddle pursuant to the Giga 1997 Director Option Plan. Mr. Biddle disclaims beneficial ownership except to the extent of his pecuniary interest in the Novak Biddle shares, and he disclaims beneficial ownership of the Southgate Partners shares that are held in trusts of which he is trustee for his minor children. Mr. Biddle beneficially owns directly 104,823 shares of Giga's common stock.

(9) Includes 38,334 shares of Giga's common stock held by R. Crandall Trust, of which Mr. Crandall serves as trustee (6,429 shares of which are subject to the exercise of warrants) and 4,000 shares of Giga's common stock owned by Mr. Crandall's wife. Also includes options to purchase 104,667 shares of Giga's common stock that were granted to Mr. Crandall pursuant to the Giga 1995 Stock Option/Stock Issuance Plan, options to purchase 16,333 shares of Giga's common stock that were granted pursuant to the Giga 1996 Option Plan, and options to purchase 18,500 shares of Giga's common stock that were granted pursuant to the 1997 Director Option Plan.

(10) Includes 4,000 shares of Giga's common stock held by Mr. Brownstein's children and 5,333 shares of Giga's common stock held by Mr. Brownstein and his spouse jointly. Also includes options to purchase 18,500 shares of Giga's common stock that were granted to Mr. Brownstein pursuant to the Giga 1997 Director Option Plan and warrants to purchase 12,857 shares. Mr. Brownstein disclaims beneficial ownership of the 2,000 shares of Giga's common stock held by Will Gordon, the adult child of his spouse. Mr. Brownstein disclaims beneficial ownership of 2,000 shares of Giga's common stock held by his minor child, Emily Hamilton; however, Mr. Brownstein exercises investment and voting power over these shares.

(11) Includes options to purchase 28,333 shares of Giga's common stock that were granted to Mr. Gilmour other than pursuant to a formal stock option plan and 14,000 shares of Giga's common stock that were granted to Mr. Gilmour pursuant to the Giga 1997 Director Option Plan.

(12) Includes options to purchase 7,167 shares of Giga's common stock granted to Mr. Mahoney pursuant to the Giga 1995 Stock Option/Stock Issuance Plan, options to purchase 13,907 shares of Giga's common stock pursuant to the Giga 1996 Option Plan and options to purchase 48,393 shares of Giga's common stock pursuant to the Giga 1999 Share Incentive Plan.

(13) Includes 10,000 shares of Giga common stock owned jointly by Mr. Faherty and his spouse and 49,633 shares of Giga common stock owned by Faherty Property Co., Ltd. Mr. Faherty and his spouse are General Partners of Faherty Property Co., Ltd. Also includes options to purchase 15,000 shares of Giga's common stock granted pursuant to the Giga 1999 Share Incentive Plan pursuant to Mr. Faherty's Consulting Agreement with Giga (see "Certain Relationships and Related Transactions").

(14) Includes options to purchase 1,667 shares of Giga's common stock that were granted to Mr. Landry pursuant to the Giga 1996 Option Plan, options to purchase 25,000 shares of Giga's common stock that were granted under Mr. Landry's Consulting Agreement with Giga (see "Certain Relationships and Related Transactions") pursuant to the Giga 1999 Share Incentive Plan and options to purchase 15,000 shares of Giga's common stock pursuant to the Giga 1997 Director Option Plan.

(15) Includes options to purchase 44,778 shares of Giga's common stock that were granted to Dr. Six pursuant to the Giga 1999 Share Incentive Plan.

(16) Includes options to purchase 4,479 shares of Giga's common stock that were granted to Ms. Lynch pursuant to the Giga 1995 Stock Option/Stock Issuance Plan, options to purchase 1,733 shares of Giga's common stock pursuant to the Giga 1996 Option Plan and options to purchase 12,818 shares of Giga's common stock pursuant to the Giga 1999 Share Incentive Plan.

(17) Includes 837,504 shares of Giga's common stock issuable upon exercise of options and 96,429 shares of Giga's common stock issuable upon exercise of warrants held by all directors and executive officers as a group.

Item 13. Certain Relationships and Related Transactions

Consulting Agreements

         Landry Consulting Agreement

         Effective as of August 23, 1999, Giga entered into a consulting agreement with John Landry for a two-year period ending August 31, 2001. The agreement provided that Mr. Landry would devote an average minimum of 15 hours per month to Giga in connection with his consulting duties. In consideration for his services, Giga granted to Mr. Landry an option to purchase 25,000 shares of Giga's common stock at an exercise price of $5.75 per share.

         Faherty Consulting Agreement

         Effective as of July 18, 2001, Giga entered into a consulting agreement with Michael Faherty that will terminate upon the occurrence of the earlier of the two-year period ending July 17, 2003, or the completion of his consulting duties. The agreement provides that Mr. Faherty will devote an average minimum of 15 hours per month to Giga in connection with his consulting duties. Either party may terminate the agreement upon not less than 60 days' prior written notice. In consideration for his services, Giga granted to Mr. Faherty an option to purchase 15,000 shares of Giga's common stock at an exercise price of $0.79 per share. The option was fully vested and exercisable upon grant.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GIGA INFORMATION GROUP, INC.


                              By:  VICTORIA M. LYNCH
                                 -----------------------------
                                   Victoria M. Lynch
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)


Date:     April 30, 2002