Form 10-Q
period 2002-03-31
GIGA INFORMATION GROUP INC
filed 2002-05-14
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or


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


                                 139 MAIN STREET
                               CAMBRIDGE, MA 02142
                                 (617) 577-4900
                   -------------------------------------------
                   (Address, including zip code, and telephone number, including area code, of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 8, 2002, there were 10,689,571 shares of Common Stock, $0.001 par value, of the registrant outstanding.

================================================================================

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Consolidated Statements of Operations for the three months
                               ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)             3.

                     Consolidated Balance Sheets at March 31, 2002 (unaudited)
                               and December 31, 2001                                                       4.

                     Consolidated Statements of Cash Flows for the three months
                               ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)             5.

                     Notes to Consolidated Financial Statements (unaudited)                                6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                      11.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           22.


PART II - OTHER INFORMATION


           Item 6.   Exhibits and Reports on Form 8-K                                                     23.


SIGNATURE PAGE                                                                                            24.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               2002             2001
                                                                         -----------------------------------
Revenues:
    Research, advisory and consulting                                     $       15,224   $       16,472
    Other, principally events                                                        465            1,061
                                                                         -----------------------------------

    Total revenues                                                                15,689           17,533

Costs and expenses:
    Cost of services                                                               5,966            7,195
    Sales and marketing                                                            5,036            7,568
    Research and development                                                         266              254
    General and administrative                                                     2,275            2,081
    Depreciation and amortization                                                    939              848
                                                                         -----------------------------------

    Total costs and expenses                                                      14,482           17,946
                                                                         -----------------------------------

Income (loss) from operations                                                      1,207             (413)
                                                                         -----------------------------------

Interest income                                                                        8               30
Interest expense                                                                     (66)             (18)
Foreign exchange loss                                                                (33)             (84)
                                                                         -----------------------------------

    Income (loss) from operations before income taxes                              1,116             (485)
Income tax benefit
                                                                                       -              (20)
                                                                         -----------------------------------

Net income (loss)                                                         $        1,116   $         (465)
                                                                         ===================================

Earnings (loss) per common share
    Basic                                                                 $         0.10   $        (0.04)
    Diluted                                                               $         0.10   $        (0.04)

Weighted average common shares outstanding
    Basic                                                                     10,672,758       10,482,925
    Diluted                                                                   11,594,820       10,482,925


          The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2002                2001
                                                                                     -----------------  -------------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $       1,483       $      1,118
    Restricted cash                                                                              14                 57
    Trade accounts receivable, net of allowances of $1,171 and $1,128 at
       March 31, 2002 and December 31, 2001, respectively                                    15,855             15,879
    Pledged accounts receivable                                                                   -              3,128
    Unbilled accounts receivable                                                              5,209              5,588
    Prepaid expenses and other current assets                                                 4,057              4,186
                                                                                     -----------------  -------------------
       Total current assets                                                                  26,618             29,956
Restricted cash                                                                                 662                620
Unbilled accounts receivable                                                                    915              1,399
Property and equipment, net                                                                   4,900              5,770
Other assets                                                                                  2,016              2,011
                                                                                     -----------------  -------------------
       Total assets                                                                   $      35,111      $      39,756
                                                                                     =================  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term borrowings                                                             $           -      $       2,507
    Current portion of capitalized lease obligations                                            331                325
    Accounts payable                                                                          2,079              3,841
    Deferred revenues                                                                        36,473             36,601
    Accrued expenses and other current liabilities                                            6,653              7,593
                                                                                     -----------------  -------------------
       Total current liabilities                                                             45,536             50,867
Capitalized lease obligations, net of current portion                                           169                254
Deferred revenues                                                                             1,541              2,024
                                                                                     -----------------  -------------------
       Total liabilities                                                                     47,246             53,145

Stockholders' deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2002 and December 31, 2001, no shares issued and outstanding at March 31, 2002
    and December 31, 2001                                                                         -                  -
Common Stock, $0.001 par value: 60,000,000 shares authorized at March 31, 2002 and December 31, 2001, 10,672,911 and 10,666,021 shares issued and
    outstanding at March 31, 2002 and December 31, 2001, respectively                            11                 11
Additional paid-in capital                                                                   82,908             82,899
Deferred compensation                                                                           (43)               (67)
Accumulated deficit                                                                         (96,536)           (97,652)
Accumulated other comprehensive income                                                        1,525              1,420
                                                                                     -----------------  -------------------
       Total stockholders' deficit                                                          (12,135)           (13,389)
                                                                                     -----------------  -------------------
       Total liabilities and stockholders' deficit                                    $      35,111     $       39,756
                                                                                     =================  ===================

          The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   -------------------------------
                                                                                                        2002           2001
                                                                                                   -------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                               $     1,116    $       (465)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization                                                                        939             848
       Amortization of deferred financing costs                                                              99              21
       Provision for doubtful accounts                                                                      143              (2)
       Compensation expense related to stock options                                                         24              39
       Gain on sale of fixed assets                                                                           -              (1)
       Change in assets and liabilities:
          Decrease in billed and unbilled accounts receivable                                             3,765           5,111
          Decrease (increase) in prepaid expenses and other current assets                                  117             (21)
          Increase in other assets                                                                           (6)             (6)
          (Decrease) increase in deferred revenues                                                         (508)            699
          Decrease in accounts payable and accrued liabilities                                           (2,150)         (3,955)
                                                                                                   -------------------------------
             Cash provided by operating activities                                                        3,539           2,268
                                                                                                   -------------------------------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                               (78)         (1,133)
    Cash paid to former shareholder of
    Gigaweb Information Group, Ltd.                                                                        (513)              -
    Other, net                                                                                                -               1
                                                                                                   -------------------------------
             Cash used in investing activities                                                             (591)         (1,132)
                                                                                                   -------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under option plans                                                 -              22
    Proceeds from issuance of common stock under employee stock purchase plan                                 9              39
    Net payments for short-term borrowings under Accounts Receivable Financing Agreement                 (2,507)         (1,352)
    Principal payments under capital lease obligations                                                      (79)            (76)
                                                                                                   -------------------------------
             Cash used in financing activities                                                           (2,577)         (1,367)
                                                                                                   -------------------------------


Effect of exchange rates on cash                                                                             (6)            (49)
                                                                                                   -------------------------------
Net increase (decrease) in cash and cash equivalents                                                         365           (280)
Cash and cash equivalents, beginning of period                                                             1,118          1,640
                                                                                                   -------------------------------
Cash and cash equivalents, end of period                                                            $      1,483    $     1,360
                                                                                                   ===============================

Noncash investing and financing activities:
    Purchase of assets under capital lease obligations                                              $          -    $       530


          The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Consolidated Financial Statements

           The accompanying consolidated financial statements of Giga Information Group, Inc. ("Giga") at March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2001, as filed with the Securities and Exchange Commission.


2.         Earnings (Loss) Per Common Share

           Giga computes basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect, if any, of outstanding stock options and warrants using the treasury stock method. Dilutive loss per share is computed using the weighted average number of common shares outstanding during the period and excludes the dilutive potential common shares outstanding, as their effect would be antidilutive. The table below represents the calculation of both basic and diluted earnings (loss) per share (in thousands, except per share data).

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------------------
                                                               2002           2001
                                                          -------------------------------
Net income (loss)                                          $      1,116   $        (465)
Basic weighted average common shares outstanding                 10,673          10,483
Dilutive effect of stock options                                    753               -
Dilutive effect of warrants                                         169               -
                                                          -------------------------------
Diluted weighted average common shares outstanding               11,595          10,483
                                                          ===============================

Basic earnings (loss) per common share                     $       0.10   $       (0.04)
Diluted earnings (loss) per common share                   $       0.10   $       (0.04)



           Stock options and warrants to purchase 2,614,803 shares of common stock for the first three months of 2002 were outstanding but were not included in the computation of diluted earnings per share because the price of these stock options and warrants was greater than the average market price of the common stock for the period reported. Due to Giga's net loss for the first three months of 2001, no stock options or warrants were included in the computation of diluted loss per share, as their effect would have been antidilutive.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


3.         Comprehensive Income (Loss)

           Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At March 31, 2002 and 2001, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------------------
                                                               2002           2001
                                                          -------------------------------
Net income (loss)                                          $      1,116   $        (465)
    Other comprehensive income, net of tax:
           Foreign currency translation adjustment                  105              89
                                                          -------------------------------
Comprehensive income (loss)                                $      1,221   $        (376)
                                                          ===============================


4.         New Accounting Pronouncements

           In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga has completed the transitional impairment test on its goodwill balance of $665,000 as of January 1, 2002 and determined that the adoption of SFAS No. 142 did not have a significant effect on its financial position or its results of operations.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001. Giga's adoption of SFAS No. 144 did not have a significant effect on its financial position or its results of operations.

           In January 2002, the Emerging Issues Task Force reached a final consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"), formerly EITF Abstracts, Topic No. D-103. In their final consensus, the Task Force concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Giga incurs incidental expenses in the delivery of its services that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, Giga adjusted revenue for all periods reported to include the out-of-pocket expenses. Previously, these out-of-pocket expense reimbursements were classified as a reduction of costs of services. This change in classification had no effect on the current or previously reported net income (loss) or earnings (loss) per share.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


5.         Restructuring and Exit Costs

            In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded a total restructuring charge of $439,000 and $183,000 for the year ended December 31, 2001 and 2000, respectively, for employee benefit costs related to severance packages for terminated employees, facility costs and other exit activity costs. As of December 31, 2001, the remaining provision balance was $21,000. No amounts were paid or charged against this provision during the three months ended March 31, 2002. Giga expects to complete the exit activities by the end of the second quarter of 2002.

           During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee benefit costs in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. As of December 31, 2001, the remaining provision balance was $50,000. Giga paid approximately $43,000 against this provision during the first three months of 2002, leaving a remaining provision balance of approximately $7,000 as of March 31, 2002. Giga expects to pay the remaining costs associated with the staff reductions by the end of the second quarter of 2002.


6.         Borrowings

Accounts Receivable Financing Agreement

           In April 2001, Giga renewed its Accounts Receivable Financing Agreement, dated April 7, 2000, with a bank, for a second one-year period (the "Financing Agreement"). As a result of Giga's non-compliance with the financial covenants of the Financing Agreement, Giga entered into a Loan Modification and Forbearance Agreement in August 2001 (the "August Forbearance Agreement") and a second Loan Modification and Forbearance Agreement in November 2001 (the "November Forbearance Agreement"). Subsequent to December 31, 2001, the bank continued to advance funds to Giga pursuant to the terms of the November Forbearance Agreement, which allowed Giga to finance up to a maximum of $3.125 million of eligible accounts receivable, as defined by the Financing Agreement, at an advance rate not to exceed 80%. Loans under the November Forbearance Agreement bore interest at the bank's prime rate plus 5.5% and the bank charged a monthly collateral handling fee of 0.875% on the average daily financed receivable balance outstanding.

           An outstanding balance of approximately $2.5 million remained as of December 31, 2001. During the three months ended March 31, 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. Giga repaid a total of approximately $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002.

           On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period (the "2002 Financing Agreement"), under which it can finance up to a maximum of $5.0 million of the eligible accounts receivable, as defined in the 2002 Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement bear interest at the bank's prime rate plus 1.0%. The bank charges a monthly collateral handling fee of 0.25% on the average daily financed receivable balance outstanding.

           The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at March 31, 2002. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of March 31, 2002.

Overdraft Facility

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. Upon execution of the amended Overdraft Facility, Giga paid fees totaling 500 British pounds. Giga Information Group, Ltd. is currently in the process of renewing the amended Overdraft Facility in order to maintain the ability to borrow the additional 100,000 British pounds, for a total of up to 200,000 British pounds. There were no borrowings outstanding under the Overdraft Facility at March 31, 2002.


7.         Warrants

           In September 2001, upon execution of the August Forbearance Agreement discussed in Note 6, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of approximately $99,000 for the amortization of the financing costs during the three months ended March 31, 2002. None of these warrants had been exercised as of March 31, 2002.


8.         Segment Information

           Giga has determined that it operates in one reportable segment, advisory services. This determination is based on Giga's method of internal reporting and the similarities among its products and services. Giga's products and services are similar with regard to financial performance and business risk, targeted customer market, the methods used to market, sell and provide its products and services to customers and their purpose which is to provide customers with objective research and advice and personalized consulting on developments and trends in information technology. Revenues from the products and services within, and in support of, Giga's research, advisory and consulting services are presented in detail in Giga's Consolidated Statements of Operations.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

           Giga conducts business principally in the United States and United Kingdom. Operations in Germany, Italy and Israel (as of July 9, 2001) have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are recorded. The table below presents information about Giga's reported revenues for the three months ended March 31, 2002 and 2001 and Giga's reported total assets as of March 31, 2002 and December 31, 2001, respectively (in thousands).


                                        REVENUES                                   TOTAL ASSETS
                        -----------------------------------------     ----------------------------------------
                              THREE MONTHS ENDED MARCH 31,                 MARCH 31,         DECEMBER 31,
                               2002                 2001                     2002                2001
                        -----------------------------------------     ----------------------------------------
United States            $          12,907   $          14,389         $          28,679   $          33,008

United Kingdom                       2,303               2,363                     4,433               4,697

Other International                    479                 781                     1,999               2,051
                        -----------------------------------------     ----------------------------------------
      Consolidated       $          15,689   $          17,533         $          35,111   $          39,756
                        =========================================     ========================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT GIGA'S CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. GIGA GENERALLY USES THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING GIGA'S EXPECTATIONS, INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND GIGA'S CONTROL, WHICH MAY CAUSE GIGA'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO VARIOUS FACTORS INCLUDING THE FOLLOWING: GIGA'S PRIOR HISTORY OF LOSSES AND NEGATIVE WORKING CAPITAL; GIGA'S DEPENDENCE ON SALES AND RENEWALS OF SUBSCRIPTION-BASED SERVICES; GIGA'S ABILITY TO ACHIEVE AND SUSTAIN HIGH RENEWAL RATES; COMPETITION FROM OTHER COMPANIES INCLUDING THOSE WITH GREATER RESOURCES THAN GIGA; GIGA'S NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; GIGA'S ABILITY TO MANAGE AND SUSTAIN GROWTH; THE RISKS ASSOCIATED WITH THE DEVELOPMENT OF NEW SERVICES AND PRODUCTS; GIGA'S DEPENDENCE ON KEY PERSONNEL; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; GIGA'S FUTURE CAPITAL NEEDS AND THE RISKS OF WORKING CAPITAL DEFICIENCY; CONTINUED MARKET ACCEPTANCE OF AND DEMAND FOR GIGA SERVICES; UNCERTAINTIES RELATING TO PROPRIETARY RIGHTS; GIGA'S DEPENDENCE ON THE INTERNET INFRASTRUCTURE; THE RISK OF SYSTEM FAILURE; AND THE RISKS RELATED TO CONTENT. IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS, AS WELL AS THE FUTURE PROSPECTS OF GIGA, SPECIFIC CONSIDERATION SHOULD BE GIVEN TO THE VARIOUS FACTORS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THOSE DISCUSSED UNDER GENERAL RISKS AND UNCERTAINTIES. GIGA UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, UNANTICIPATED EVENTS, OR OTHERWISE.


OVERVIEW

           Giga provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that are designed to maximize technology investments and achieve business results. Giga's four principal products and services are (i) Advisory Service, which includes Advisory Consulting , (ii) Events and Conferences, (iii) Web Site ScoreCard and (iv) Total Economic Impact ("TEI"). Giga's services are designed to be accessed through GigaWeb, partner web sites and consultation with Giga's analysts and advisors.

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

           Essentially all of Giga's current international operations are located in the European Community, Canada and Israel. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these and other countries in the European Community. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. Giga's wholly-owned subsidiary in Israel, Gigaweb Information Group, Ltd. ("Gigaweb Ltd."), an entity that was formerly a reseller of Giga's products and services, manages direct sales personnel, primarily in Israel. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Korea, Argentina, Brazil, Panama, Australia, India, Hong Kong and Japan through resellers or distributors.

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

           Giga believes that a leading measure of its business volume is Revenue Run Rate. Revenue Run Rate is defined as the combination of revenues derived from the cumulative annualized subscription value of Giga's Advisory Services contracts in effect at a given point in time ("Annualized Value" or "AV"), and revenues from non-subscription services, such as events, Web Site ScoreCard and TEI, for the preceding twelve months. Historically, annual revenues from Giga's Advisory Services contracts have approximated 90% of Annualized Value. At March 31, 2002, Revenue Run Rate decreased approximately 6% to $66.6 million from $70.7 million at March 31, 2001. Annualized Value at March 31, 2002 decreased approximately 7% to $65.5 million from $70.1 million at March 31, 2001.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end. However, given the decrease experienced in Revenue Run Rate and AV at March 31, 2002 and lower anticipated growth rates for the advisory services industry, these accounts may decrease during fiscal year 2002.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct expenses include costs for analysts, research support staff and customer support, direct expenses for events and conferences and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when earned and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software licenses and software implementation costs and assets under capital lease obligations.

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded a total restructuring charge of $439,000 and $183,000 for the year ended December 31, 2001 and 2000, respectively, for employee benefit costs related to severance packages for terminated employees, facility costs and other exit activity costs. As of December 31, 2001, the remaining provision balance was $21,000. No amounts were paid or charged against this provision during the three months ended March 31, 2002. Giga expects to complete the exit activities by the end of the second quarter of 2002.

           During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee benefit costs in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. As of December 31, 2001, the remaining provision balance was $50,000. Giga paid approximately $43,000 against this provision during the first three months of 2002, leaving a remaining provision balance of approximately $7,000 as of March 31, 2002. Giga expects to pay the remaining costs associated with the staff reductions by the end of the second quarter of 2002.

CRITICAL ACCOUNTING POLICIES

           Giga has identified the policies below as critical to its business operations and the understanding of its results of operations. The preparation of Giga's interim Consolidated Financial Statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Giga evaluates its estimates, including those related to bad debts and sales cancellations, goodwill, investments, restructuring, income taxes, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

Revenue and Commission Expense Recognition

           Giga's revenue recognition policy is critical because revenue is a key component of Giga's results of operations and revenue recognition determines the timing of various expenses, such as commission expense. Giga typically sells its principal product, Advisory Service, through annual contracts that generally provide for payment at the commencement of the contract period. A portion of these contracts, however, is billed semi-annually, quarterly or monthly. Amounts billed in advance of services provided are reflected in Giga's financial statements as deferred revenues and are recognized monthly on a pro-rata basis over the term of the contract. Giga recognizes revenues from project consulting, Web Site ScoreCard and TEI as such services are completed and revenues from events as they occur. Unbilled receivables, the majority of which are due within one year, primarily result from deferred billing terms offered in connection with Giga's annual contracts. Giga also records the related commission obligation upon acceptance of a contract and amortizes the corresponding deferred commission to expense over the contract period in which the related revenues are earned. In the event the customer cancels the contract prior to the expiration of the contract period, the commission is refundable with respect to the portion related to the revenue that will not be recognized.

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

Valuation of Goodwill

           Giga recorded goodwill in 2001 in connection with the acquisition of Gigaweb, Ltd. Giga must periodically evaluate the fair value of the acquired business for potential impairment indicators. Management's judgment regarding the existence of impairment indicators is based on the market conditions, the estimated future cash flows, the Annualized Value and the operational performance of Gigaweb, Ltd. Future events could cause management to conclude that impairment indicators exist and that the goodwill associated with the acquired business is further impaired. Any resulting impairment loss could have a material adverse effect on Giga's financial condition and its results of operations. As of March 31, 2002, the goodwill balance was $665,000.

Valuation of Investments

           Giga has long-term investments in companies that are not publicly traded, which makes determining the value of these investments difficult. Giga records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Any resulting impairment loss could have a material adverse effect on Giga's financial condition and its results of operations. As of March 31, 2002, the long-term investments balance was $1,084,000, of which GigaGroup S.A. represents $1,059,000.

Income Taxes

           Giga has incurred substantial tax loss carryforwards since its inception, and acquired certain tax loss carryforwards. Due to the substantial uncertainties associated with its business, Giga has been unable to conclude that it is more likely than not that it will realize the deferred tax asset associated with these tax loss carryforwards. Accordingly, Giga has not recognized any of this deferred tax asset and it has been fully reserved. As of March 31, 2002, a valuation allowance of $37,308,000 had been recognized to offset the deferred tax asset. Future events could cause management to conclude that it is more likely than not that Giga will realize a portion of the deferred tax asset. Upon reaching such a conclusion, the valuation allowance will be reduced and the deferred tax asset will be recognized. Currently, Giga provides for income taxes only to the extent that it expects to pay cash taxes for current income.

           The above listing is not intended to be a comprehensive list of all of Giga's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further information, refer to Giga's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ------------------------------
                                                             2002           2001
                                                        ------------------------------
Revenues:
    Research, advisory and consulting                              97%            94%
    Other, principally events                                       3%             6%
                                                        ------------------------------

    Total revenues                                                100%           100%
                                                        ==============================

Costs and expenses:
    Cost of services                                               38%            41%
    Sales and marketing                                            32%            43%
    Research and development                                        2%             1%
    General and administrative                                     14%            12%
    Depreciation and amortization                                   6%             5%
                                                        ------------------------------

    Total costs and expenses                                       92%           102%
                                                        ------------------------------

Income (loss) from operations                                       8%           (2%)
                                                        ------------------------------

Interest income                                                      -              -
Interest expense                                                  (1%)              -
Foreign exchange loss                                                -           (1%)
                                                        ------------------------------

    Income (loss) from operations before income taxes               7%           (3%)
Income tax benefit                                                   -              -
                                                        ------------------------------

Net income (loss)                                                   7%           (3%)
                                                        ==============================


           Generally, the year-on-year decreases in Giga's operating expenses, expressed as a percentage of total revenues in the table above, are primarily due to a decrease in expenses resulting from staff reductions and other cost-cutting initiatives implemented during 2001. During the second, third and fourth quarters of 2001, Giga terminated a total of 117 employees, 99 of whom were from North America and 18 of whom were from Europe, across all departments.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

           Revenues. Total revenues decreased 11% to $15.7 million for the three months ended March 31, 2002 from $17.5 million for the same three-month period in 2001. The decrease in total revenues was due to the decrease in both revenues from research, advisory and consulting and other revenues, principally events.

                    Research, advisory and consulting. Revenues from research, advisory and consulting decreased 8% to $15.2 million for the three months ended March 31, 2002 from $16.5 million for the same three-month period in 2001. The decrease was primarily due to the decline in annualized subscription value experienced in 2001, which was a result of the impact that the economic downturn had on customer spending for research and advisory services.

                    Other, principally events. Other revenues, principally events, decreased 56% to $465,000 for the three months ended March 31, 2002 from $1.1 million for the same three-month period in 2001. The decrease was primarily due to the decrease in revenues from event registrations, sponsorships and exhibitors.

           Costs and expenses. Total costs and expenses decreased 19% to $14.5 million for the three months ended March 31, 2002 from $17.9 million for the same three-month period in 2001. The decrease in total costs and expenses was due to the decrease in cost of services and sales and marketing expenses.

                    Cost of services. Cost of services decreased 17% to $6.0 million for the three months ended March 31, 2002 from $7.2 million for the same three-month period in 2001. The decrease in costs was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. Cost of services as a percentage of total revenues declined to 38% for the three months ended March 31, 2002 from 41% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

                    Sales and marketing. Sales and marketing expenses decreased 33% to $5.0 million for the three months ended March 31, 2002 from $7.6 million for the same three-month period in 2001. The decrease was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The first fiscal quarter of 2001 includes a non-recurring benefit of approximately $569,000 related to an adjustment to commission expense that was recorded in fiscal years 2000 and 1999. Sales and marketing expenses as a percentage of total revenues declined to 32% for the three months ended March 31, 2002 from 43% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

                    Research and development. Research and development expenses increased 5% to $266,000 for the three months ended March 31, 2002 from $254,000 for the same three-month period in 2001.

                    General and administrative. General and administrative expenses increased 9% to $2.3 million for the three months ended March 31, 2002 from $2.1 million for the same three-month period in 2001. The increase was primarily due to increases in bad debt expense, bank fees on outstanding short-term borrowing balances, insurance costs and professional fees, offset by cost savings from the staff reductions made in the second, third and fourth quarters of 2001.

                    Depreciation and amortization. Depreciation and amortization expense increased 11% to $939,000 for the three months ended March 31, 2002 from $848,000 for the same three-month period in 2001. The increase was primarily due to the amortization of the website development costs for the enhanced version of GigaWeb that was deployed in July 2001.

           Interest income and expense. Interest income decreased to $8,000 for the three months ended March 31, 2002 from $30,000 for the same three-month period in 2001 due to lower cash balances available for investment. Interest expense increased to $66,000 for the three months ended March 31, 2002 from $18,000 for the same three-month period in 2001. The increase was primarily due to the interest expense incurred in connection with the short-term borrowings made pursuant to an Accounts Receivable Financing Agreement (the "Financing Agreement"). See Note 6 to the Consolidated Financial Statements.

           Foreign exchange loss/gain. Foreign exchange losses recorded for the three months ended March 31, 2002 were $33,000 compared to $84,000 for the same three-month period in 2001 due primarily to unrealized losses related to foreign currency denominated trade accounts receivable and accounts payable.


LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2002, Giga had cash and cash equivalents of approximately $1.5 million, short-term restricted cash of approximately $14,000 and long-term restricted cash of approximately $662,000. Of the total restricted cash, $576,000 consists of certificates of deposit held for irrevocable standby letters of credit that are security deposits related to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. Cash associated with these letters of credit remains restricted for the term of the corresponding lease period with the exception of $300,000, which may be reduced to $100,000 in 2003 if Giga achieves positive net income for the year ended December 31, 2002. Restricted cash in the amount of $100,000 is held in a restricted certificate of deposit as collateral for automated clearing house payments.

           Cash provided by operating activities was approximately $3.5 million for the three months ended March 31, 2002 compared to $2.3 million for the three months ended March 31, 2001. The increase in cash provided by operating activities was due principally to Giga's net income and increases in non-cash charges such as depreciation and amortization and the provision for doubtful accounts. These were offset by changes in various balance sheet accounts, particularly accounts payable and accrued liabilities.

           Cash used in investing activities was approximately $591,000 for the three months ended March 31, 2002 compared to $1.1 million for the three months ended March 31, 2001. The decrease in cash used in investing activities was primarily due to the decrease in purchases of capital items offset by cash paid to a former shareholder of Gigaweb, Ltd. for Giga's purchase of Gigaweb, Ltd. that was made on December 31, 2001.

           During the three months ended March 31, 2002, Giga's capital expenditures totaled approximately $78,000 compared to approximately $1.1 million for three months ended March 31, 2001. Capital expenditures in the first quarter of 2001 were primarily for the enhancement of its GigaWeb delivery system. As of December 31, 2001, approximately $1.4 million had been capitalized, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for costs associated with the customization and deployment of a new enhanced version of GigaWeb. The new GigaWeb was completed and successfully launched in July 2001. Giga expects its aggregate capital spending in fiscal 2002 to be approximately $1.0 million.

           Cash used in financing activities was approximately $2.6 million for the three months ended March 31, 2002 compared to $1.4 million for the three months ended March 31, 2001. The increase in cash used in financing activities was primarily due to the net repayments on short-term borrowings under the Financing Agreement, offset by a decrease in the proceeds received from the exercise of stock options and from the employee stock purchase plan, which both result in the issuance of Giga's common stock.

           In April 2001, Giga renewed its Accounts Receivable Financing Agreement, dated April 7, 2000, with a bank, for a second one-year period (the "Financing Agreement"). As a result of Giga's non-compliance with the financial covenants of the Financing Agreement, Giga entered into a Loan Modification and Forbearance Agreement in August 2001 (the "August Forbearance Agreement"). In September 2001, upon execution of the August Forbearance Agreement, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of approximately $99,000 for the amortization of the financing costs during the three months ended March 31, 2002. None of these warrants had been exercised as of March 31, 2002.

           As a result of Giga's continued non-compliance with the financial covenants of the Financing Agreement, Giga entered into a second Loan Modification and Forbearance Agreement in November 2001 (the "November

Forbearance Agreement"). Subsequent to December 31, 2001, the bank continued to advance funds to Giga pursuant to the terms of the November Forbearance Agreement, which allowed Giga to finance up to a maximum of $3.125 million of eligible accounts receivable, as defined by the Financing Agreement, at an advance rate not to exceed 80%. Loans under the November Forbearance Agreement bore interest at the bank's prime rate plus 5.5% and the bank charged a monthly collateral handling fee of 0.875% on the average daily financed receivable balance outstanding.

           An outstanding short-term borrowing balance of approximately $2.5 million remained as of December 31, 2001. During the three months ended March 31, 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. Giga repaid a total of approximately $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002. On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period (the "2002 Financing Agreement"), under which it can finance up to a maximum of $5.0 million of eligible accounts receivable, as defined by the 2002 Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement bear interest at the bank's prime rate plus 1.0%. The bank charges a monthly collateral handling fee of 0.25% on the average daily financed receivable balance outstanding.

           The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at March 31, 2002. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of March 31, 2002.

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility is scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. Upon execution of the amended Overdraft Facility, Giga paid fees totaling 500 British pounds. Giga Information Group, Ltd. is currently in the process of renewing the amended Overdraft Facility in order to maintain the ability to borrow the additional 100,000 British pounds, for a total of up to 200,000 British pounds. There were no borrowings outstanding under the Overdraft Facility at March 31, 2002.

           Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, and cash available from its financing and overdraft agreements, net of repayments on short-term borrowings, will be sufficient to fund Giga's cash needs at least through the second fiscal quarter of 2003. However, Giga had a negative working capital balance of $18.9 million and an accumulated deficit of $96.5 million at March 31, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future months. In the event that Giga experiences a decline in its subscription renewals and new business or otherwise encounters difficulties in collecting accounts receivable or billing and collecting unbilled accounts receivable, it may not be able to continue to fund its operations through working capital resources. Furthermore, in the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the covenants of the 2002 Financing Agreement, which could result in the outstanding amounts becoming immediately due, and the need for Giga to seek additional financing to fund operations. If necessary, Giga will consider various sources of additional financing, including but not limited to, private placements of debt or equity securities, which could result in dilution to Giga's stockholders, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition or results of operations. There can be no assurance, however, that Giga would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for Giga to continue its operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Giga has completed the transitional impairment test on its goodwill balance of $665,000 as of January 1, 2002 and determined that the adoption of SFAS No. 142 did not have a significant effect on its financial position or its results of operations.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for fiscal years beginning after December 15, 2001. Giga's adoption of SFAS No. 144 did not have a significant effect on its financial position or its results of operations.

           In January 2002, the Emerging Issues Task Force reached a final consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"), formerly EITF Abstracts, Topic No. D-103. In their final consensus, the Task Force concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Giga incurs incidental expenses in the delivery of its services that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, Giga adjusted revenue for all periods reported to include the out-of-pocket expenses. Previously, these out-of-pocket expense reimbursements were classified as a reduction of costs of services. This change in classification had no effect on the current or previously reported net income (loss) or earnings (loss) per share.


GENERAL RISKS AND UNCERTAINTIES

GIGA HAS A HISTORY OF PRIOR LOSSES AND NEGATIVE WORKING CAPITAL. A FAILURE TO PRODUCE POSITIVE OPERATING RESULTS COULD AFFECT GIGA'S LIQUIDITY AND ITS ABILITY TO OBTAIN FINANCING ON ACCEPTABLE TERMS.

           Giga incurred net losses of $2.4 million, $8.2 million and $17.3 million for the years ended December 31, 2001, 2000 and 1999, respectively and had a negative working capital balance of $18.9 million and an accumulated deficit of $96.5 million at March 31, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future periods. In the event that Giga experiences a decline in its subscription renewals and new business, Giga may not be able to continue to fund its operations through working capital resources.

           Although Giga recorded net income of $1.1 million, $972,000 and $534,000 for the three months ended March 31, 2002, December 31, 2001 and September 30, 2001, respectively, there can be no assurance that continued profitability will be sustained. Giga's ability to maintain profitability depends on a number of factors, including, among other things, increasing revenues, reducing costs, maintaining current customers, attracting new customers, implementing its business strategies and other factors, many of which are outside Giga's control. In the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the financial covenants of the 2002 Financing Agreement, which could result in the outstanding borrowing amounts becoming immediately due, and the need for Giga to seek additional financing to fund operations. There can be no assurance that Giga would be able to obtain financing on acceptable terms, which could cause a material adverse effect on Giga's business, results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

IF GIGA IS UNABLE TO SUCCESSFULLY MAINTAIN ITS SUBSCRIPTION RENEWAL RATES, IT COULD ADVERSELY AFFECT GIGA'S PROFITABILITY.

           Giga derived approximately 89% of its total revenues from its subscription-based services for the three months ended March 31, 2002 compared to 88% for the three months ended March 31, 2001. Giga operates in a rapidly evolving market and its ability to renew subscriptions is subject to a number of factors, including Giga's ability to deliver consistent, high-quality, and timely research and analysis to its clients and to anticipate market trends and the changing needs of its clients. If Giga is unable to successfully maintain its subscription renewal rates, it could have a material adverse effect on Giga's profitability.

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

IF GIGA IS UNABLE TO SUCCESSFULLY MANAGE THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

           Net revenues attributable to international clients represented approximately 18% of Giga's total revenues for the three months ended March 31, 2002 and 2001. Giga's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of U.S. taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. If Giga is unable to successfully manage the risks associated with international operations, such an inability could adversely affect Giga's business and financial results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Giga's exposure to market risk for changes in interest rates relates primarily to borrowings under the 2002 Financing Agreement. Pursuant to the 2002 Financing Agreement, interest is computed on outstanding borrowings at the bank's prime rate plus 1.0%. As of March 31, 2002, there were no borrowings outstanding under the 2002 Financing Agreement. Giga believes that a near-term change in interest rates would not have a material effect on Giga's consolidated results of operations or financial position.

           Investment Exposure

           Giga is exposed to market risk as it relates to changes in the market value of its long-term investments. As of March 31, 2002, Giga had long-term investments totaling $1,084,000, of which GigaGroup S.A. represents $1,059,000. These investments are inherently risky because the companies in which Giga has invested are not publicly traded, which makes determining the fair value of the investments difficult. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's carrying value, thereby possibly requiring an impairment charge in the future.

           Currency Rate Exposure

           Giga is exposed to two market risks as it relates to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in foreign operations are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders' deficit section of the Consolidated Balance Sheets. Giga's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currency of Giga's foreign subsidiaries is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' deficit and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect Giga's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. Giga currently has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None

(b)        Reports on Form 8-K

           Giga filed a Current Report on Form 8-K, dated February 14, 2002, pertaining to a press release announcing Giga's results of operations for the quarter and year ended December 31, 2001.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GIGA INFORMATION GROUP, INC.

               May 14, 2002                 By:  Victoria M. Lynch
                                                 -----------------------------
                                                  Victoria M. Lynch
                                                  Senior Vice President.
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)