Form 10-Q
period 2002-06-30
GIGA INFORMATION GROUP INC
filed 2002-08-14
CIK 948263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of August 7, 2002, there were 10,757,277 shares of Common Stock, $0.001 par value, of the registrant outstanding.


================================================================================

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002


                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Consolidated Statements of Operations for the three and six months ended June 30, 2002 (unaudited) and June
                               30, 2001 (unaudited)                                                   3.

                     Consolidated Balance Sheets at June 30, 2002 (unaudited)
                               and December 31, 2001                                                  4.

                     Consolidated Statements of Cash Flows for the six months
                               ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)          5.

                     Notes to Consolidated Financial Statements (unaudited)                           6.

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                  11.

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       23.


PART II - OTHER INFORMATION


           Item 6.   Exhibits and Reports on Form 8-K                                                 24.


SIGNATURE PAGE                                                                                        25.

EXHIBIT INDEX                                                                                         26.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                        -----------------------------------   -------------------------------------
                                                               2002              2001                  2002              2001
                                                        -----------------------------------   -------------------------------------
Revenues:
    Net research, advisory and consulting                      $  15,494         $  16,714             $  30,718         $  33,186
    Other, principally events                                      1,197             2,102                 1,662             3,163
                                                        -----------------------------------   -------------------------------------

    Total revenues                                                16,691            18,816                32,380            36,349

Costs and expenses:
    Cost of services                                               7,763             9,242                13,729            16,437
    Sales and marketing                                            5,345             8,368                10,381            15,936
    Research and development                                         295               299                   561               553
    General and administrative                                     2,136             2,459                 4,411             4,540
    Restructuring charge                                               -             1,025                     -             1,025
    Depreciation and amortization                                    830               841                 1,769             1,689
                                                        -----------------------------------   -------------------------------------

    Total costs and expenses                                      16,369            22,234                30,851            40,180
                                                        -----------------------------------   -------------------------------------


Income (loss) from operations                                        322           (3,418)                 1,529           (3,831)
                                                        -----------------------------------   -------------------------------------

Interest income                                                        6                13                    14                43
Interest expense                                                     (8)              (68)                  (74)              (86)
Foreign exchange loss                                               (13)               (3)                  (46)              (87)
                                                        -----------------------------------   -------------------------------------

    Income (loss) from operations before income taxes                307           (3,476)                 1,423           (3,961)
Income tax provision (benefit)                                        29                 -                    29              (20)
                                                        -----------------------------------   -------------------------------------

Net income (loss)                                               $    278        $  (3,476)             $   1,394        $  (3,941)
                                                        ===================================   =====================================

Earnings (loss) per common share
    Basic                                                      $    0.03        $   (0.33)             $    0.13        $   (0.38)
    Diluted                                                    $    0.02        $   (0.33)             $    0.12        $   (0.38)

Weighted average common shares outstanding
    Basic                                                     10,688,572        10,511,267            10,680,709        10,497,175
    Diluted                                                   11,609,870        10,511,267            11,602,581        10,497,175


            The accompanying unaudited notes are an integral part of
                     the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         2002                  2001
                                                                                   -----------------    -------------------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                             $   4,281             $    1,118
    Restricted cash                                                                              16                     57
    Trade accounts receivable, net of allowances of $1,171 and $1,128 at
       June 30, 2002 and December 31, 2001, respectively                                     13,909                 15,879
    Pledged accounts receivable                                                                   -                  3,128
    Unbilled accounts receivable                                                              5,245                  5,588
    Prepaid expenses and other current assets                                                 3,526                  4,186
                                                                                   -----------------    -------------------
       Total current assets
                                                                                             26,977                 29,956

Restricted cash                                                                                 668                    620

Unbilled accounts receivable                                                                  1,015                  1,399

Property and equipment, net                                                                   4,296                  5,770

Other assets                                                                                  2,162                  2,011
                                                                                   -----------------    -------------------
       Total assets                                                                       $  35,118             $   39,756
                                                                                   =================    ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term borrowings                                                                  $      -             $    2,507
    Current portion of capitalized lease obligations                                            324                    325
    Accounts payable                                                                          2,025                  3,841
    Deferred revenues                                                                        35,534                 36,601
    Accrued expenses and other current liabilities                                            7,897                  7,593
                                                                                   -----------------    -------------------
       Total current liabilities
                                                                                             45,780                 50,867

Capitalized lease obligations, net of current portion                                            76                    254

Deferred revenues                                                                             1,498                  2,024
                                                                                   -----------------    -------------------
       Total liabilities
                                                                                             47,354                 53,145

Stockholders' deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized at June 30, 2002 and December 31, 2001, no shares issued and outstanding at June 30, 2002
    and December 31, 2001                                                                         -                      -
Common Stock, $.001 par value: 60,000,000 shares authorized at June 30, 2002 and December 31, 2001, 10,689,571 and 10,666,021 shares issued and
    outstanding at June 30, 2002 and December 31, 2001, respectively                             11                     11

Additional paid-in capital                                                                   82,934                 82,899

Deferred compensation                                                                             -                   (67)

Accumulated deficit                                                                        (96,258)               (97,652)

Accumulated other comprehensive income                                                        1,077                  1,420
                                                                                   -----------------    -------------------
       Total stockholders' deficit                                                         (12,236)               (13,389)
                                                                                   -----------------    -------------------
       Total liabilities and stockholders' deficit                                        $  35,118             $   39,756
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

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                   --------------------------------
                                                                                                        2002            2001
                                                                                                   --------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                               $     1,394     $    (3,941)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                                      1,769           1,689
       Amortization of deferred financing costs                                                              99              21
       Provision for doubtful accounts                                                                       77             324
       Provision for sales cancellations                                                                      -             500
       Gain on sale of fixed assets                                                                           -              (1)
       Compensation expense related to stock options                                                         74              90
       Change in assets and liabilities:
          Decrease in billed and unbilled accounts receivable                                              5,934           6,428
          Decrease in prepaid expenses and other current assets                                              239           1,110
          Decrease (increase) in other assets                                                                  6              (9)
          Decrease in deferred revenues                                                                   (1,836)         (3,221)
          Decrease in accounts payable and accrued liabilities                                              (924)         (1,828)
                                                                                                   --------------------------------
             Net cash provided by operating activities                                                     6,832           1,162
                                                                                                   --------------------------------

Cash flows from investing activities:
    Acquisition of equipment and improvements                                                               (284)         (2,040)
    Cash paid to complete the acquisition of Gigaweb Information Group, Ltd.                                (642)              -
    Investment in GigaGroup S.A.                                                                            (156)              -
    Increase in restricted cash                                                                                -            (532)
    Other, net                                                                                                 -             (10)
                                                                                                   --------------------------------
             Net cash used in investing activities                                                        (1,082)         (2,582)
                                                                                                   --------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock under option plans                                                  -              22
    Proceeds from issuance of common stock under employee stock purchase plan                                 35              92
    Net (payments) borrowings under Accounts Receivable Financing Agreement                               (2,507)            234
    Principal payments under capital lease obligations                                                      (179)           (151)
    Other, net                                                                                                 -               7
                                                                                                   --------------------------------
             Net cash (used in) provided by financing activities                                          (2,651)             204
                                                                                                   --------------------------------

Effect of exchange rates on cash and cash equivalents
                                                                                                              64             (50)
                                                                                                   --------------------------------
Net increase (decrease) in cash and cash equivalents                                                       3,163          (1,266)
Cash and cash equivalents, beginning of period                                                             1,118           1,640
                                                                                                   --------------------------------
Cash and cash equivalents, end of period                                                            $      4,281      $      374
                                                                                                   ================================

Noncash investing and financing activities:
    Purchase of assets under capital lease obligations                                              $          -      $      530

          The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         Interim Consolidated Financial Statements

           The accompanying consolidated financial statements of Giga Information Group, Inc. ("Giga") at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2001, as filed with the Securities and Exchange Commission.

2.         Investments

           In June 2002, GigaGroup S.A. issued 42,969 shares of its common stock to its shareholders, increasing the total number of shares outstanding to 809,340 from 766,371. Giga purchased 8,136 of these shares for 75,339 Euros at
9.26 Euros per share, giving Giga a total of 157,377 shares of the common stock. As a result of this transaction, Giga's ownership of the entity decreased from 19.5% to 19.4%. Giga's investment in GigaGroup S.A. of $1,215,000 is carried at cost and is included in other assets on Giga's Consolidated Balance Sheet at June 30, 2002.


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

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                       -------------------------------   --------------------------------
                                                              2002           2001               2002            2001
                                                       -------------------------------   --------------------------------
Net income (loss)                                             $   278       $ (3,476)           $  1,394       $ (3,941)

Basic weighted average common shares outstanding               10,689          10,511             10,681          10,497

Dilutive effect of stock options                                  747               -                750               -

Dilutive effect of warrants                                       174               -                172               -
                                                       -------------------------------   --------------------------------
Diluted weighted average common shares outstanding             11,610          10,511             11,603          10,497
                                                       ===============================   ================================

Basic earnings (loss) per common share                        $  0.03       $  (0.33)            $  0.13       $  (0.38)
Diluted earnings (loss) per common share                      $  0.02       $  (0.33)            $  0.12       $  (0.38)


                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

           Stock options and warrants to purchase 2,530,398 and 2,601,928 shares of common stock for the three and six months ended June 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these stock options and warrants was greater than the average market price of the common stock for the period reported. Due to Giga's net loss for the three and six months ended June 30, 2001, no stock options or warrants were included in the computation of diluted loss per share, as their effect would have been antidilutive.


4.         Comprehensive Income (Loss)

           Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At June 30, 2002 and 2001, accumulated other comprehensive income (loss) was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          -------------------------------   --------------------------------
                                                               2002           2001                2002           2001
                                                          -------------------------------   --------------------------------
Net income (loss)                                          $         278  $     (3,476)      $      1,394    $     (3,941)
    Other comprehensive income (loss), net of tax:
             Foreign currency translation adjustment                (448)          101               (343)            190
                                                          -------------------------------   --------------------------------

Comprehensive income (loss)                                $        (170) $     (3,375)      $      1,051    $     (3,751)
                                                          ===============================   ================================



5.         New Accounting Pronouncements

           In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effects as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Giga's adoption of SFAS No. 145 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management of Giga is currently

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

assessing the impact that the adoption of SFAS No. 146 will have on Giga's financial position and results of operations and plans to adopt this Statement on January 1, 2003.


6.         Restructuring and Exit Costs

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded total restructuring charges of $439,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively, for employee benefit costs related to severance packages for terminated employees, facility costs and other exit activity costs. The exit activities related to the facility project were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of June 30, 2002 for any remaining costs related to the project.

           During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee benefit costs in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. The restructuring activities related to the staff reductions were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of June 30, 2002 for any remaining costs related to the restructuring.


7.         Borrowings

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

           An outstanding balance of approximately $2.5 million remained as of December 31, 2001. During the first quarter of 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. Giga repaid a total of approximately $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002.

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

           The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at June 30, 2002. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of June 30 2002.

Overdraft Facility

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility was scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. Upon execution of the amended Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 500 British pounds. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. The bank has orally agreed to extend the terms of the Overdraft Facility, allowing Giga Information Group, Ltd. to borrow up to 100,000 British pounds through August 2002. Giga Information Group, Ltd. is currently in the process of renewing the Overdraft Facility. There were no borrowings outstanding under the Overdraft Facility at June 30, 2002.


8.         Warrants

           In September 2001, upon execution of the August Forbearance Agreement discussed in Note 7, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of approximately $99,000 for the amortization of the financing costs during the first quarter of 2002. None of these warrants had been exercised as of June 30, 2002.


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

           Giga conducts business principally in the United States and United Kingdom. Operations in Germany, Italy and Israel (as of July 9, 2001) have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are recorded. The table below presents information about Giga's reported revenues for the three and six months ended June 30, 2002 and 2001 and Giga's reported total assets as of June 30, 2002 and December 31, 2001, respectively (in thousands).

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                REVENUES                                     REVENUES
                                 ----------------------------------------     ----------------------------------------
                                       THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                 ----------------------------------------     ----------------------------------------
                                        2002                2001                     2002                2001
                                 ----------------------------------------     ----------------------------------------
United States                             $   14,051          $   15,576               $   26,958          $   29,965

United Kingdom                                 2,129               2,519                    4,432               4,882

Other International                              511                 721                      990               1,502
                                 ----------------------------------------     ----------------------------------------
      Consolidated                        $   16,691          $   18,816               $   32,380          $   36,349
                                 ========================================     ========================================


                                              TOTAL ASSETS
                                 ----------------------------------------
                                      JUNE 30,          DECEMBER 31,
                                        2002                2001
                                 ----------------------------------------

United States                             $   29,161          $   33,008

United Kingdom                                 4,044               4,697

Other International                            1,913               2,051
                                 ----------------------------------------
      Consolidated                        $   35,118          $   39,756
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

           Essentially all of Giga's current international operations are located in the European Community, Canada and Israel. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these and other countries in the European Community. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. Giga's wholly-owned subsidiary in Israel, Gigaweb Information Group, Ltd. ("Gigaweb Ltd."), an entity that was formerly a reseller of Giga's products and services, manages direct sales personnel, primarily in Israel. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Korea, Argentina, Brazil, Panama, Australia, India, Hong Kong, Japan and Hungary through resellers or distributors.

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

           Giga believes that a leading measure of its business volume is Revenue Run Rate. Revenue Run Rate is defined as the combination of revenues derived from the cumulative annualized subscription value of Giga's Advisory Services contracts in effect at a given point in time ("Annualized Value" or "AV"), and revenues from non-subscription services, such as events, Web Site ScoreCard and TEI, for the preceding twelve months. Historically, annual revenues from Giga's Advisory Services contracts have approximated 90% of Annualized Value. At June 30, 2002, Revenue Run Rate decreased approximately 7% to $65.6 million from $70.4 million at June 30, 2001. Annualized Value at June 30, 2002 decreased approximately 7% to $64.8 million from $69.4 million at June 30, 2001. Giga's total orders taken for the six months ended June 30, 2002 decreased approximately 8% to $28.0 million from $30.5 million for the same six-month period of 2001.

           A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that substantial portions of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end. However, given the decrease experienced in Revenue Run Rate and AV at June 30, 2002 and lower anticipated growth rates for the advisory services industry, these accounts may decrease during fiscal year 2002.

           Giga's operating expenses consist of cost of services, sales and marketing, research and development, general and administrative, restructuring costs, and depreciation and amortization. Cost of services consists primarily of the direct costs associated with the delivery of Giga's research, advisory and consulting, and other services. These direct expenses include costs for analysts, research support staff and customer support, direct expenses for events and conferences and costs to design, print and distribute conference brochures and course materials. Sales and marketing expenses include personnel expenses, promotional expenses, and sales commissions. Sales commissions are typically deferred when earned and recorded to expense as the related revenue is recognized. Research and development expenses consist of personnel, consulting and other expenses to operate GigaWeb. General and administrative expenses are primarily personnel costs and fees for professional services supporting the operational and administrative functions of Giga. Restructuring costs primarily consist of exit costs related to the cancellation of a facility project in the United Kingdom and involuntary employee termination benefits expenses incurred in connection with staff reductions. Depreciation and amortization costs consist primarily of depreciation of computer equipment, furniture and fixtures and leasehold improvements, and amortization of software licenses and software implementation costs and assets under capital lease obligations.

           In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded total restructuring charges of $439,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively, for employee benefit costs related to severance packages for terminated employees, facility costs and other exit activity costs. The exit activities related to the facility project were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of June 30, 2002 for any remaining costs related to the project.

           During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee benefit costs in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. The restructuring activities related to the staff reductions were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of June 30, 2002 for any remaining costs related to the restructuring.

CRITICAL ACCOUNTING POLICIES

           For a description of Giga's critical accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and the notes to Giga's consolidated financial statements, each included in Giga's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS


           The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:


                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                             --------------------------------   --------------------------------
                                                                  2002            2001               2002            2001
                                                             --------------- ----------------   --------------- ----------------
Revenues:
    Net research, advisory and consulting                               93%              89%               95%              91%
    Other, principally events                                            7%              11%                5%               9%
                                                             --------------- ----------------   --------------- ----------------

    Total revenues                                                     100%             100%              100%             100%
                                                             =============== ================   =============== ================

Costs and expenses:
    Cost of services                                                    46%              49%               42%              45%
    Sales and marketing                                                 32%              44%               32%              44%
    Research and development                                             2%               2%                2%               2%
    General and administrative                                          13%              13%               14%              12%
    Restructuring charge                                                  -               5%                 -               3%
    Depreciation and amortization                                        5%               5%                5%               5%
                                                             --------------- ----------------   --------------- ----------------

    Total costs and expenses                                            98%             118%               95%             111%
                                                             --------------- ----------------   --------------- ----------------

Income (loss) from operations                                            2%            (18%)                5%            (11%)
                                                             --------------- ----------------   --------------- ----------------

Interest income                                                           -                -                 -                -
Interest expense                                                          -                -              (1%)                -
Foreign exchange loss                                                     -                -                 -                -
                                                             --------------- ----------------   --------------- ----------------

    Income (loss) from operations before income taxes                    2%            (18%)                4%            (11%)
Income tax provision (benefit)                                            -                -                 -                -
                                                             --------------- ----------------   --------------- ----------------

Net income (loss)                                                        2%            (18%)                4%            (11%)
                                                             =============== ================   =============== ================


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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

           Revenues. Total revenues decreased 11% to $16.7 million for the three months ended June 30, 2002 from $18.8 million for the same three-month period in 2001. The decrease in total revenues was due to the decreases in both revenue from research, advisory and consulting and other revenue, principally events.

           Research, advisory and consulting. Revenues from research, advisory and consulting decreased 7% to $15.5 million for the three months ended June 30, 2002 from $16.7 million for the same three-month period in 2001. The decrease was primarily due to the decline in annualized subscription value experienced in 2001 and 2002, which was a result of reduced IT spending and the impact that the economic downturn had on customer spending for research and advisory services.

           Other, principally events. Other revenues, principally events, decreased 43% to $1.2 million for the three months ended June 30, 2002 from $2.1 million for the same three-month period in 2001. The decrease was primarily due to the decrease in revenues from event registrations, sponsorships and exhibitors.

           Costs and expenses. Total costs and expenses decreased 26% to $16.4 million for the three months ended June 30, 2002 from $22.2 million for the same three-month period in 2001. The decrease in total costs and expenses was primarily due to the decrease in cost of services and sales and marketing expenses. In addition, total costs and expenses for the three months ended June 30, 2001 include a $1.0 million restructuring charge for exit costs related to the cancellation of a facility project in the United Kingdom and for involuntary employee termination benefits expenses incurred in connection with staff reductions.

           Cost of services. Cost of services decreased 16% to $7.8 million for the three months ended June 30, 2002 from $9.2 million for the same three-month period in 2001. The decrease in costs was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease was also due to lower costs required to produce Giga's events held in the second quarter of 2002. Cost of services as a percentage of total revenues declined to 46% for the three months ended June 30, 2002 from 49% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

           Sales and marketing. Sales and marketing expenses decreased 36% to $5.3 million for the three months ended June 30, 2002 from $8.4 million for the same three-month period in 2001. The decrease was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease is also due to lower costs required to market Giga's events held in the second quarter of 2002. Sales and marketing expenses as a percentage of total revenues declined to 32% for the three months ended June 30, 2002 from 44% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

           Research and development. Research and development expenses were constant at approximately $300,000 for the three months ended June 30, 2002 and for the same three-month period in 2001.

           General and administrative. General and administrative expenses decreased 13% to $2.1 million for the three months ended June 30, 2002 from $2.5 million for the same three-month period in 2001. The decrease was primarily due to staff reductions made in the second, third and fourth quarters of 2001 and lower bad debt expense, offset by higher insurance and consulting costs.

           Restructuring Charge. Restructuring charges totaling $1.0 million were recorded for the three months ended June 30, 2001 and there were none recorded for the same three-month period in 2002. Of the total charges incurred in 2001, $723,000 was for exit costs related to the cancellation of a facility project in the United Kingdom. The remaining $302,000 of the restructuring costs relate to involuntary employee termination benefits expenses incurred in connection with staff reductions.

           Depreciation and amortization. Depreciation and amortization expenses were constant at approximately $800,000 for the three months ended June 30, 2002 and for the same three-month period in 2001. The increase in amortization from the amortization of website development costs for the enhanced version of GigaWeb that was deployed in July 2001 was offset by decreases in depreciation and amortization of computer equipment and software that had been fully depreciated and amortized.

           Interest income and expense. Interest income decreased to $6,000 for the three months ended June 30, 2002 from $13,000 for the same three-month period in 2001 due to a decrease in interest rates. Interest expense decreased to $8,000 for the three months ended June 30, 2002 from $68,000 for the same three-month period in 2001. The decrease was a result of having no short-term borrowings outstanding pursuant to Giga's Accounts Receivable Financing Agreement during the second quarter of 2002. See Note 7 to the Consolidated Financial Statements.

           Foreign exchange loss. Foreign exchange losses recorded for the three months ended June 30, 2002 were $13,000 compared to $3,000 for the same three-month period in 2001 due primarily to unrealized losses related to foreign currency denominated trade accounts receivable and accounts payable.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

           Revenues. Total revenues decreased 11% to $32.4 million for the six months ended June 30, 2002 from $36.3 million for the same six-month period in 2001. The decrease in total revenues was due to the decreases in both revenue from research, advisory and consulting and other revenue, principally events.

           Research, advisory and consulting. Revenues from research, advisory and consulting decreased 7% to $30.7 million for the six months ended June 30, 2002 from $33.2 million for the same six-month period in 2001. The decrease was primarily due to the decline in annualized subscription value experienced in 2001 and 2002, which was a result of reduced IT spending and the impact that the economic downturn had on customer spending for research and advisory services.

           Other, principally events. Other revenues, principally events, decreased 47% to $1.7 million for the six months ended June 30, 2002 from $3.2 million for the same six-month period in 2001. The decrease was primarily due to the decrease in revenues from event registrations, sponsorships and exhibitors.

           Costs and expenses. Total costs and expenses decreased 23% to $30.9 million for the six months ended June 30, 2002 from $40.2 million for the same six-month period in 2001. The decrease in total costs and expenses was primarily due to the decrease in cost of services and sales and marketing expenses. In addition, the total costs and expenses for the six months ended June 30, 2001 include a $1.0 million restructuring charge for exit costs related to the cancellation of a facility project in the United Kingdom and for involuntary employee termination benefits expenses incurred in connection with staff reductions.

           Cost of services. Cost of services decreased 16% to $13.7 million for the six months ended June 30, 2002 from $16.4 million for the same six-month period in 2001. The decrease in costs was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease was also due to lower costs required to produce Giga's events held in the second quarter of 2002. Cost of services as a percentage of total revenues declined to 42% for the six months ended June 30, 2002 from 45% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

           Sales and marketing. Sales and marketing expenses decreased 35% to $10.4 million for the six months ended June 30, 2002 from $15.9 million for the same six-month period in 2001. The decrease was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease was also due to lower costs required to market Giga's events held in the second quarter of 2002. The first quarter of 2001 includes a non-recurring benefit of approximately $569,000 related to an adjustment to commission expense that was recorded in fiscal years 2000 and 1999. Sales and marketing expenses as a percentage of total revenues declined to 32% for the six months ended June 30, 2002 from 44% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

           Research and development. Research and development expenses were constant at approximately $600,000 for the six months ended June 30, 2002 and the same six-month period in 2001.

           General and administrative. General and administrative expenses decreased 3% to $4.4 million for the six months ended June 30, 2002 from $4.5 million for the same six-month period in 2001. The decrease was primarily due staff reductions made in the second, third and fourth quarters of 2001 and lower bad debt expense, offset by increases in insurance costs, bank fees on outstanding short-term borrowings during the first quarter of 2002, and consulting and other professional fees.

           Restructuring Charge. Restructuring charges totaling $1.0 million were recorded for the six months ended June 30, 2001 and there were none recorded for the same six-month period in 2002. Of the total charges incurred in 2001, $723,000 was for exit costs related to the cancellation of a facility project in the United Kingdom. The remaining $302,000 of the restructuring costs relate to involuntary employee termination benefits expenses incurred in connection with staff reductions.

           Depreciation and amortization. Depreciation and amortization expenses increased 5% to $1.8 million for the six months ended June 30, 2002 from $1.7 million for the same six-month period in 2001. The increase was primarily due to the amortization of the website development costs for the enhanced version of GigaWeb that was deployed in July 2001.

           Interest income and expense. Interest income decreased to $14,000 for the six months ended June 30, 2002 from $43,000 for the same six-month period in 2001 due to a decrease in interest rates. Interest expense decreased to $74,000 for the three months ended March 31, 2002 from $86,000 for the same six-month period in 2001. The decrease was primarily a result of no short-term borrowings pursuant to Giga's Accounts Receivable Financing Agreement during the three months ended June 30, 2002. See Note 7 to the Consolidated Financial Statements.

           Foreign exchange loss. Foreign exchange losses recorded for the six months ended June 30, 2002 were $46,000 compared to $87,000 for the same six-month period in 2001 due primarily to unrealized losses related to foreign currency denominated trade accounts receivable and accounts payable.


LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2002, Giga had cash and cash equivalents of approximately $4.3 million, short-term restricted cash of approximately $16,000 and long-term restricted cash of approximately $668,000. Of the total restricted cash, $584,000 consists of certificates of deposit held for irrevocable standby letters of credit that are security deposits related to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. Cash associated with these letters of credit remains restricted for the term of the corresponding lease period with the exception of $300,000, which may be reduced to $100,000 in 2003 if Giga achieves positive net income for the year ended December 31, 2002. Restricted cash in the amount of $100,000 is held in a restricted certificate of deposit as collateral for automated clearing house payments.

           Cash provided by operating activities was approximately $6.8 million for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. The increase in cash provided by operating activities was due principally to Giga's net income and an increase in working capital, offset by decreases in non-cash charges such as the provision for doubtful accounts and sales cancellations.

           Cash used in investing activities was approximately $1.1 million for the six months ended June 30, 2002 compared to $2.6 million for the six months ended June 30, 2001. The decrease in cash used in investing activities was primarily due to the decrease in purchases of capital items offset by the additional investment in GigaGroup S.A. and cash paid to a former shareholder of Gigaweb, Ltd. for Giga's purchase of Gigaweb, Ltd. that was made on December 31, 2001.

           During the six months ended June 30, 2002, Giga's capital expenditures totaled approximately $284,000 compared to approximately $2.0 million for six months ended June 30, 2001. Capital expenditures in the first half of 2001 were primarily for the enhancement of its GigaWeb delivery system. As of December 31, 2001, approximately $1.4 million had been capitalized, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for costs associated with the customization and deployment of a new enhanced version of GigaWeb. The new GigaWeb was completed and successfully launched in July 2001. Giga expects its aggregate capital spending in fiscal 2002 to be approximately $1.0 million.

           Cash used in financing activities was approximately $2.7 million for the six months ended June 30, 2002 compared to cash provided by financing activities of approximately $204,000 for the six months ended June 30, 2001. The cash used in financing activities was primarily due to the net repayments of short-term borrowings under the Accounts Receivable Financing Agreement, offset by a decrease in the proceeds received from the exercise of stock options and from the employee stock purchase plan, which both result in the issuance of Giga's common stock.

           In April 2001, Giga renewed its Accounts Receivable Financing Agreement, dated April 7, 2000, with a bank, for a second one-year period (the "Financing Agreement"). As a result of Giga's non-compliance with the financial covenants of the Financing Agreement, Giga entered into a Loan Modification and Forbearance Agreement in August 2001 (the "August Forbearance Agreement"). In September 2001, upon execution of the August Forbearance Agreement, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of approximately $99,000 for the amortization of the financing costs during the first quarter of 2002. None of these warrants had been exercised as of June 30, 2002.

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

           An outstanding short-term borrowing balance of approximately $2.5 million remained as of December 31, 2001. During the first quarter of 2002, Giga pledged approximately $1.9 million of accounts receivable as collateral and received proceeds of approximately $1.5 million. Giga repaid a total of approximately $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002. On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period (the "2002 Financing Agreement"), under which it can finance up to a maximum of $5.0 million of eligible accounts receivable, as defined by the 2002 Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement bear interest at the bank's prime rate plus 1.0%. The bank charges a monthly collateral handling fee of 0.25% on the average daily financed receivable balance outstanding.

           The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at June 30, 2002. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of June 30, 2002.

           In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it can borrow up to 100,000 British pounds. The Overdraft Facility was scheduled to expire in July 2002. Upon execution of the Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bear interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. Upon execution of the amended Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 500 British pounds. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. The bank has orally agreed to extend the terms of the Overdraft Facility, allowing Giga Information Group, Ltd. to borrow up to 100,000 British pounds through August

2002. Giga Information Group, Ltd. is currently in the process of renewing the Overdraft Facility. There were no borrowings outstanding under the Overdraft Facility at June 30, 2002.

           Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, and cash available from its financing and overdraft agreements, net of repayments on short-term borrowings, will be sufficient to fund Giga's cash needs at least through the third fiscal quarter of 2003. However, Giga had a negative working capital balance of $18.8 million and an accumulated deficit of $96.3 million at June 30, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future months. In the event that Giga continues to experience declines in its subscription renewals and new business or otherwise encounters difficulties in collecting accounts receivable or billing and collecting unbilled accounts receivable, it may not be able to continue to fund its operations through working capital resources. Furthermore, in the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the covenants of the 2002 Financing Agreement, which could result in the outstanding amounts, if any, becoming immediately due, and the need for Giga to seek additional financing to fund operations. Similarly, if the 2002 Financing Agreement, which expires at the end of the first quarter of 2003, is not extended, Giga may be required to seek additional financing to fund operations. If necessary, Giga will consider various sources of additional financing, including but not limited to, private placements of debt or equity securities, which could result in dilution to Giga's stockholders, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition or results of operations. There can be no assurance, however, that Giga would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for Giga to continue its operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effects as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Giga's adoption of SFAS No. 145 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management of Giga is currently assessing the impact that the adoption of SFAS No. 146 will have on Giga's financial position and results of operations and plans to adopt this Statement on January 1, 2003.

GENERAL RISKS AND UNCERTAINTIES

GIGA HAS A HISTORY OF PRIOR LOSSES AND NEGATIVE WORKING CAPITAL. A FAILURE TO PRODUCE POSITIVE OPERATING RESULTS COULD AFFECT GIGA'S LIQUIDITY AND ITS ABILITY TO OBTAIN FINANCING ON ACCEPTABLE TERMS.

           Giga incurred net losses of $2.4 million, $8.2 million and $17.3 million for the years ended December 31, 2001, 2000 and 1999, respectively and had a negative working capital balance of $18.8 million and an accumulated deficit of $96.3 million at June 30, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future periods. In the event that Giga experiences continued declines in its subscription renewals and new business, Giga may not be able to continue to fund its operations through working capital resources.

           Although Giga recorded net income of $278,000, $1.1 million, $972,000 and $534,000 for the three months ended June 30, 2002, March 31, 2002, December 31, 2001 and September 30, 2001, respectively, there can be no assurance that continued profitability will be sustained. Giga's ability to maintain profitability depends on a number of factors, including, among other things, increasing revenues, reducing costs, maintaining current customers, attracting new customers, implementing its business strategies and other factors, many of which are outside Giga's control. In the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the financial covenants of the 2002 Financing Agreement, which could result in the outstanding borrowing amounts, if any, becoming immediately due, and the need for Giga to seek additional financing to fund operations. There can be no assurance that Giga would be able to obtain financing on acceptable terms, which could cause a material adverse effect on Giga's business, results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

IF GIGA IS UNABLE TO SUCCESSFULLY MAINTAIN ITS SUBSCRIPTION RENEWAL RATES, IT COULD ADVERSELY AFFECT GIGA'S PROFITABILITY.

           Giga derived approximately 86% of its total revenues from its subscription-based services for the six months ended June 30, 2002 and 2001. Giga operates in a rapidly evolving market and its ability to renew subscriptions is subject to a number of factors, including Giga's ability to deliver consistent, high-quality, and timely research and analysis to its clients and to anticipate market trends and the changing needs of its clients. If Giga is unable to successfully maintain its subscription renewal rates, it could have a material adverse effect on Giga's profitability.

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

IF GIGA IS UNABLE TO SUCCESSFULLY MANAGE THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

           Net revenues attributable to international clients represented approximately 17% of Giga's total revenues for the six months ended June 30, 2002 compared to 18% for the six months ended June 30, 2001. Giga's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of U.S. taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. If Giga is unable to successfully manage the risks associated with international operations, such an inability could adversely affect Giga's business and financial results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Interest Rate Exposure

           Giga's exposure to market risk for changes in interest rates relates primarily to borrowings under the 2002 Financing Agreement. Pursuant to the 2002 Financing Agreement, interest is computed on outstanding borrowings at the bank's prime rate plus 1.0%. As of June 30, 2002, there were no borrowings outstanding under the 2002 Financing Agreement. Giga believes that a near-term change in interest rates would not have a material effect on Giga's consolidated results of operations or financial position.

           Investment Exposure

           Giga is exposed to market risk as it relates to changes in the market value of its long-term investments. As of June 30, 2002, Giga had long-term investments totaling $1,240,000, of which GigaGroup S.A. represents $1,215,000. These investments are inherently risky because the companies in which Giga has invested are not publicly traded, which makes determining the fair value of the investments difficult. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's carrying value, thereby possibly requiring an impairment charge in the future.

           Currency Rate Exposure

           Giga is exposed to two market risks as it relates to foreign currency exchange rates: translation risk and transaction risk. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders' deficit section of the Consolidated Balance Sheets. Giga's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currency of Giga's foreign subsidiaries is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' deficit and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect Giga's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. Giga currently has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Amended and Restated Giga Information Group, Inc. 1996 Stock Option Plan

         10.2 Amended and Restated Giga Information Group, Inc. 1997 Director Option Plan

         10.3 Amended and Restated Giga Information Group, Inc. 1999 Share Incentive Plan

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K

           Giga filed a Current Report on Form 8-K, dated April 18, 2002, pertaining to a press release announcing Giga's results of operations for the quarter ended March 31, 2002.

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GIGA INFORMATION GROUP, INC.

                August 14, 2002             By:  Victoria M. Lynch
                                                 ------------------------------
                                                  Victoria M. Lynch
                                                  Senior Vice President.
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit Number                   Description of Documents
       --------------                   ------------------------

           10.1 Amended and Restated Giga Information Group, Inc. 1996 Stock Option Plan

           10.2 Amended and Restated Giga Information Group, Inc. 1997 Director Option Plan

           10.3 Amended and Restated Giga Information Group, Inc. 1999 Share Incentive Plan

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002