Form 10-Q
period 2002-09-30
GIGA INFORMATION GROUP INC
filed 2002-11-01
CIK 948263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or


    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______


                         COMMISSION FILE NUMBER 0-21529


                          GIGA INFORMATION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    06-1422860
     -------------------------------                     ---------------
     (State or other jurisdiction of                     I.R.S. Employer
      incorporation or organization)                    Identification No.)


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


As of October 27, 2002, there were 10,783,529 shares of Common Stock, $0.001 par value, of the registrant outstanding.

                          GIGA INFORMATION GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                                               PAGE
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the three and nine months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)
                                                                                                   3.

                  Consolidated Balance Sheets at September 30, 2002 (unaudited)
and December 31, 2001                                                                              4.

                  Consolidated Statements of Cash Flows for the nine months
ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)                            5.

                  Notes to Consolidated Financial Statements (unaudited)                           7.

         Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                13.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       25.

         Item 4.  Controls and Procedures                                                          26.


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                              27.

         Item 6.  Exhibits and Reports on Form 8-K                                                 27.


SIGNATURE PAGE                                                                                     29.

CERTIFICATIONS                                                                                     30.

EXHIBIT INDEX                                                                                      32.


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                        --------------------------------  -------------------------------
                                                             2002            2001              2002            2001
                                                        --------------------------------  -------------------------------
Revenues:
   Net research, advisory and consulting                      $  14,828       $  16,540         $  45,546      $  49,726
   Other, principally events                                        121              71             1,783          3,234
                                                        ---------------- ---------------  ---------------- --------------

    Total revenues                                               14,949          16,611            47,329         52,960
                                                        ---------------- ---------------  ---------------- --------------

Costs and expenses:
    Cost of services                                              5,936           5,556            19,665         21,993
    Sales and marketing                                           5,242           6,302            15,623         22,238
    Research and development                                        256             294               817            847
    General and administrative                                    1,936           2,387             6,347          6,927
    Restructuring charges                                             -             507                 -          1,532
    Depreciation and amortization                                   786             979             2,555          2,668
                                                        ---------------- ---------------  ---------------- --------------

    Total costs and expenses                                     14,156          16,025            45,007         56,205
                                                        ---------------- ---------------  ---------------- --------------


Income (loss) from operations                                       793             586             2,322        (3,245)

Interest income                                                      28              32                42             75
Interest expense                                                     (5)           (103)              (79)          (189)
Foreign exchange gain (loss)                                          1              (1)              (45)           (89)
Minority interest                                                     -              20                 -             20
                                                        ---------------- ---------------  ---------------- --------------

    Income (loss) from operations before income taxes               817             534             2,240         (3,428)

Income tax provision (benefit)                                        1               -                30            (20)
                                                        ---------------- ---------------  ---------------- --------------

Net income (loss)                                              $    816        $    534         $   2,210     $   (3,408)
                                                        ================ ===============  ================ ==============


Earnings (loss) per common share
   Basic                                                      $    0.08       $    0.05         $    0.21     $    (0.32)
   Diluted                                                    $    0.07       $    0.05         $    0.19     $    (0.32)

Weighted average common shares outstanding
   Basic                                                     10,758,591      10,625,327        10,706,955     10,543,081
   Diluted                                                   11,540,000      10,852,070        11,581,381     10,543,081


         The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                     2002                2001
                                                                               -----------------   -----------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $         3,905     $         1,118
    Restricted cash                                                                         16                  57
    Trade accounts receivable, net of allowances of $1,169 and $1,128 at
       September 30, 2002 and December 31, 2001, respectively                            9,961              15,879
    Pledged accounts receivable                                                              -               3,128
    Unbilled accounts receivable                                                         5,025               5,588
    Prepaid expenses and other current assets                                            3,252               4,186
                                                                               -----------------   -----------------
       Total current assets                                                             22,159              29,956
Restricted cash                                                                            668                 620
Unbilled accounts receivable                                                             1,340               1,399
Property and equipment, net                                                              3,823               5,770
Other assets                                                                             2,129               2,011
                                                                               -----------------   -----------------
       Total assets                                                            $        30,119     $        39,756
                                                                               =================   =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term borrowings                                                      $             -     $         2,507
    Current portion of capitalized lease obligations                                       290                 325
    Accounts payable                                                                     2,294               3,841
    Deferred revenues                                                                   30,151              36,601
    Accrued expenses and other current liabilities                                       6,965               7,593
                                                                               -----------------   -----------------
       Total current liabilities                                                        39,700              50,867
Capitalized lease obligations, net of current portion                                       29                 254
Deferred revenues                                                                        1,673               2,024
                                                                               -----------------   -----------------
       Total liabilities                                                                41,402              53,145
                                                                               -----------------   -----------------

Stockholders' deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September
   30, 2002 and December 31, 2001, no shares issued and outstanding at
   September 30, 2002  and December 31, 2001                                                 -                   -
Common Stock, $0.001 par value: 60,000,000 shares authorized at September 30,
   2002 and December 31, 2001, 10,767,152 and 10,666,021 shares issued and
   outstanding at September 30, 2002 and December 31, 2001, respectively                    11                  11
Additional paid-in capital                                                              83,078              82,899
Deferred compensation                                                                        -                 (67)
Accumulated deficit                                                                    (95,442)            (97,652)
Accumulated other comprehensive income                                                   1,070               1,420
                                                                               -----------------   -----------------
      Total stockholders' deficit                                                      (11,283)            (13,389)
                                                                               -----------------   -----------------
      Total liabilities and stockholders' deficit                              $        30,119     $        39,756
                                                                               =================   =================

         The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    2002         2001
                                                                                ---------------------------
Cash flows from operating activities:
   Net income (loss)                                                             $     2,210  $    (3,408)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                                    2,555        2,668
      Amortization of deferred financing costs                                            99           61
      Minority interest                                                                    -          (20)
      Provision for doubtful accounts                                                     77          489
      Provision for sales cancellations                                                    -          500
      Gain on sale of fixed assets                                                                     (2)
      Compensation expense related to stock options                                      101          114
      Change in assets and liabilities:
         Decrease in billed and unbilled accounts receivable                           9,865        8,125
         Decrease in prepaid expenses and other current assets                           526        1,163
         Decrease (increase) in other assets                                              38           (9)
         Decrease in deferred revenues                                                (7,112)      (5,347)
         Decrease in accounts payable and accrued liabilities                         (1,614)      (4,339)
                                                                                ---------------------------
           Net cash provided by (used in) operating activities                         6,745           (5)
                                                                                ---------------------------

Cash flows from investing activities:
   Acquisition of equipment and improvements                                            (595)      (2,255)
   Payment for 2001 acquisition of Gigaweb Information Group, Ltd.,
     net of cash acquired                                                               (642)        (412)
   Note payable to Gigaweb Information Group, Ltd.                                         -           50
   Investment in GigaGroup S.A.                                                         (156)           -
   Other, net                                                                              -           (3)
                                                                                ---------------------------
           Net cash used in investing activities                                      (1,393)      (2,620)
                                                                                ---------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock under option plans                               4           22
   Proceeds from issuance of common stock under employee stock purchase plan             149          281
   Net (payments) borrowings under Accounts Receivable Financing Agreement            (2,507)       1,728
   Principal payments under capital lease obligations                                   (261)        (227)
   Other, net                                                                              -            2
                                                                                ---------------------------
           Net cash (used in) provided by financing activities                        (2,615)       1,806
                                                                                ---------------------------

Effect of exchange rates on cash and cash equivalents                                     50          (30)
                                                                                ---------------------------
Net increase (decrease) in cash and cash equivalents                                   2,787         (849)
Cash and cash equivalents, beginning of period                                         1,118        1,640
                                                                                ---------------------------
Cash and cash equivalents, end of period                                         $     3,905  $       791
                                                                                ===========================


Supplemental schedule of noncash investing and financing activities:
           Purchase of assets under capital lease obligations                    $         -  $       530

           Purchase of 2,383 shares of Gigaweb Information Group, Ltd. for $575:
                      Fair value of assets acquired                                           $     1,433


                      Cash paid for capital stock                                                    (525)
                      Note payable to Gigaweb Information Group, Ltd.                                 (50)
                                                                                              ------------
                                Liabilities assumed                                           $       858
                                                                                              ============






         The accompanying unaudited notes are an integral part of the consolidated financial statements.

                          GIGA INFORMATION GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Interim Consolidated Financial Statements

         The accompanying consolidated financial statements of Giga Information Group, Inc. ("Giga") at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for any future period. For further information, refer to Giga's audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2001, as filed with the Securities and Exchange Commission.


2.       Investments

         In June 2002, GigaGroup S.A. issued 42,969 shares of its common stock to its shareholders, increasing the total number of shares outstanding to 809,340 from 766,371. Giga purchased 8,136 of these shares for 75,339 Euros at
9.26 Euros per share, giving Giga a total of 157,377 shares of the common stock. As a result of this transaction, Giga's ownership of the entity decreased from 19.5% to 19.4%. Giga's investment in GigaGroup S.A. of $1,215,000 is carried at cost and is included in other assets on Giga's Consolidated Balance Sheet at September 30, 2002.


3.       Related Party Transaction

         In August 2002, Giga entered into an agreement with Richard L. Crandall, chairman of the board and a director of Giga, for consulting services to be provided over the term commencing on August 29, 2002 through the day that is thirty days after the appointment of a new President and Chief Executive Officer of Giga (Robert K. Weiler, Giga's current President and Chief Executive Officer, had resigned effective November 1, 2002). Giga will pay Mr. Crandall a consulting fee of approximately $11,000 per month for the term of the agreement. On October 2, 2002, pursuant to this agreement, Giga granted Mr. Crandall options to purchase a total of 30,000 shares of Giga's common stock at an exercise price of $1.16 per share, the fair market value on the date of grant. These options vested immediately and are subject to the terms of Giga's 1999 Share Incentive Plan. Pursuant to the consulting agreement, so long as Mr. Crandall performs his services, on the last day of each month, beginning on October 31, 2002, Giga will grant him options to purchase 5,000 shares of Giga's common stock until the new President and Chief Executive Officer is appointed. The options will be granted at an exercise price equal to the fair market value on the date of grant, will vest immediately, and will be subject to the terms of Giga's 1999 Share Incentive Plan (see Note 9).


4.       Earnings (Loss) Per Common Share

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

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------   ---------------------------
                                                            2002          2001            2002         2001
                                                        ---------------------------   ---------------------------
Net income (loss)                                             $   816      $   534        $  2,210     $ (3,408)

Basic weighted average common shares outstanding               10,759       10,625          10,707        10,543
Dilutive effect of stock options                                  629          218             708             -
Dilutive effect of warrants                                       152            9             166             -
                                                        ---------------------------   ---------------------------

Diluted weighted average common shares outstanding             11,540       10,852          11,581        10,543
                                                        ===========================   ===========================

Basic earnings (loss) per common share                        $  0.08      $  0.05         $  0.21     $  (0.32)
Diluted earnings (loss) per common share                      $  0.07      $  0.05         $  0.19     $  (0.32)


         Stock options and warrants to purchase 3,041,371 and 2,936,508 shares of common stock for the three and nine months ended September 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these stock options and warrants was greater than the average market price of the common stock for the period reported. Stock options and warrants to purchase 4,133,009 shares of common stock for the three months ended September 30, 2001 were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options and warrants was greater than the average market price of the common stock for the period reported. Due to Giga's net loss for the nine months ended September 30, 2001, no stock options or warrants were included in the computation of diluted loss per share, as their effect would have been antidilutive.


5.       Comprehensive Income (Loss)

         Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). At September 30, 2002 and 2001, accumulated other comprehensive income (loss) was comprised solely of cumulative foreign currency translation adjustments, which is reflected in the table below (in thousands).

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------   ---------------------------
                                                            2002          2001            2002         2001
                                                        ---------------------------   ---------------------------
Net income (loss)                                             $   816      $   534         $  2,210    $ (3,408)
   Other comprehensive income (loss), net of tax:
           Foreign currency translation adjustment                 (7)        (172)            (350)          18
                                                        ---------------------------   ---------------------------

Comprehensive income (loss)                                   $   809      $   362         $  1,860    $ (3,390)
                                                        ===========================   ===========================


6.       New Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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


7.       Restructuring and Exit Costs

         In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded total restructuring charges of $439,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively, for involuntary employee termination benefit costs, facility costs and other exit activity costs. The exit activities related to the facility project were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of September 30, 2002 for the remaining costs related to the project.

         During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee termination benefit costs incurred in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. The restructuring activities related to the staff reductions were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of September 30, 2002 for the remaining costs related to the restructuring.


8.       Borrowings

Accounts Receivable Financing Agreement

         As of September 30, 2002, there were no borrowings outstanding pursuant to the accounts receivable financing agreement, dated April 7, 2000, between Giga and a bank (the "Accounts Receivable Financing Agreement"), which Giga renewed on March 27, 2002 (the "2002 Financing Agreement"). Giga was in compliance with the financial covenants of the 2002 Financing Agreement as of September 30, 2002.

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

         In April 2001, Giga renewed its Accounts Receivable Financing Agreement for a second one-year period (the "Financing Agreement"). As a result of Giga's non-compliance with the financial covenants of the Financing Agreement, Giga entered into a Loan Modification and Forbearance Agreement in August 2001 (the "August Forbearance Agreement") and a second Loan Modification and Forbearance Agreement in November 2001 (the "November Forbearance Agreement"). Subsequent to December 31, 2001, the bank continued to advance funds to Giga pursuant to the terms of the November Forbearance Agreement, which allowed Giga to finance up to a maximum of $3.125 million of eligible accounts receivable, as defined by the Financing Agreement, at an advance rate not to exceed 80%. Loans under the November Forbearance Agreement bore interest at the bank's prime rate plus 5.5% and the bank charged a monthly collateral handling fee of 0.875% on the average daily financed receivable balance outstanding.

         An outstanding balance of $2.5 million remained as of December 31, 2001. During the first quarter of 2002, Giga pledged $1.9 million of accounts receivable as collateral and received proceeds of $1.5 million. Giga repaid a total of $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002.

         On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period, entering into the 2002 Financing Agreement under which it can finance up to a maximum of $5.0 million of the eligible accounts receivable, as defined in the 2002 Financing Agreement, at an advance rate not to exceed 80%. Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement bear interest at the bank's prime rate plus 1.0%. The bank charges a monthly collateral handling fee of 0.25% on the average daily financed receivable balance outstanding. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of September 30, 2002.

         The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to two financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at September 30, 2002.

Overdraft Facility

         In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it could borrow up to 100,000 British pounds. Upon execution of the Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bore interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. Upon execution of the amended Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 500 British pounds. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. The Overdraft Facility was originally scheduled to expire in July 2002. In July 2002, the bank extended the terms of the Overdraft Facility, allowing Giga Information Group, Ltd. to borrow up to 100,000 British pounds through September 2002. Giga Information Group, Ltd. is currently in the process of renewing the Overdraft Facility. There were no borrowings outstanding under the Overdraft Facility at September 30, 2002.


9.       Stock Options and Warrants

         In September 2001, upon execution of the August Forbearance Agreement discussed in Note 8, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of $99,000 for the amortization of the financing costs during the first quarter of 2002. None of these warrants had been exercised as of September 30, 2002.

         On October 2, 2002, pursuant to an agreement effective August 29, 2002, Giga granted options to purchase a total of 30,000 shares of Giga's common stock to Richard L. Crandall, the chairman of the board and a director of Giga, for consulting services to be rendered over the term commencing on August 29, 2002 through the day that is thirty days after the appointment of a new President and Chief Executive Officer of Giga (Robert K. Weiler, Giga's current President and Chief Executive Officer, had resigned effective November 1, 2002. See Note 3). These options were granted at an exercise price of $1.16 per share, the fair market value on the date of grant, and vested immediately. Giga recorded compensation expense of $26,000 for the three and nine months ended September 30, 2002, representing the fair value of the options. Pursuant to the consulting agreement, so long as Mr. Crandall performs his services, on the last day of each month, beginning on October 31, 2002, Giga will grant him options to purchase 5,000 shares of Giga's common stock until the new President and Chief Executive Officer is appointed. The options will be granted at an exercise price equal to the fair market value on the date of grant, will vest immediately, and will be subject to the terms of Giga's 1999 Share Incentive Plan.


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

         Giga conducts business principally in the United States and United Kingdom. Operations in Germany, Italy and Israel (as of July 9, 2001) have been aggregated (collectively "Other International"). Revenues are reflected in the geographic area in which the sales are recorded. The table below presents information about Giga's reported revenues for the three and nine months ended September 30, 2002 and 2001 and Giga's reported total assets as of September 30, 2002 and December 31, 2001, respectively (in thousands).

                          GIGA INFORMATION GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                           REVENUES                                    REVENUES
                            ---------------------------------------     ---------------------------------------
                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------     ---------------------------------------
                                   2002                2001                    2002               2001
                            ---------------------------------------     ---------------------------------------
United States                      $     12,279       $     13,694            $     39,237        $     43,659
United Kingdom                            2,022              2,249                   6,454               7,131
Other International                         648                668                   1,638               2,170
                            ---------------------------------------     ---------------------------------------
     Consolidated                  $     14,949       $     16,611            $     47,329        $     52,960
                            =======================================     =======================================


                                         TOTAL ASSETS
                            ---------------------------------------
                               SEPTEMBER 30,       DECEMBER 31,
                                   2002                2001
                            ---------------------------------------

United States                      $     24,233       $     33,008
United Kingdom                            3,986              4,697
Other International                       1,900              2,051
                            ---------------------------------------
     Consolidated                  $     30,119       $     39,756
                            =======================================


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


OVERVIEW

         Giga provides objective research, pragmatic advice and personalized consulting on information technology. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that are designed to maximize technology investments and achieve business results. Giga's four principal products and services are (i) Advisory Service, which includes Advisory Consulting , (ii) Events and Conferences, (iii) Web Site ScoreCard and (iv) Total Economic Impact ("TEI"). Giga's services are designed to be accessed through GigaWeb, partner web sites and consultation with Giga's analysts and advisors.

         Giga introduced its Advisory Service and GigaWeb in April 1996. Giga introduced Advisory Consulting in September 1997. Giga acquired the foundation of its Events and Conferences offerings in April 1995. Giga launched its Web Site ScoreCard offering in the third quarter of 1999 and its TEI service in the second quarter of 2001. For financial reporting purposes, revenues from (i) Advisory Service (including Advisory Consulting), Web Site ScoreCard and TEI are aggregated into Research, advisory and consulting and (ii) Events and Conferences are aggregated into Other, principally events.

         Essentially all of Giga's current international operations are located in the United Kingdom, Germany, Scandinavia, Canada and Israel. Giga's wholly-owned subsidiaries in the United Kingdom and Germany manage direct sales personnel in these countries, along with countries in Scandinavia. In Canada, Giga uses a direct sales force and provides business support to these salespersons through its operations in the United States. Giga's wholly-owned subsidiary in Israel, Gigaweb Information Group, Ltd. ("Gigaweb Ltd."), an entity that was formerly a reseller of Giga's products and services, manages direct sales personnel, primarily in Israel. In France, Giga resells its services through GigaGroup S.A., an entity that was formerly a wholly-owned subsidiary of Giga. Giga also markets its products in Korea, Argentina, Brazil, Panama, Australia, India, Japan, Hungary and Peru through resellers or distributors.

         Substantially all of Giga's revenues from its international subsidiaries are denominated in foreign currencies, particularly the British pound, while Giga's revenues from Canada are principally denominated in U.S. dollars. Revenues from resellers have principally been denominated in U.S. dollars. To date, however, such revenues have been insignificant. As a result of fluctuations in exchange rates, transactions denominated in foreign currencies have inherent financial risk. Giga does not currently hedge its exposure to foreign currency adjustments.

         Giga believes that a leading measure of its business volume is Revenue Run Rate. Revenue Run Rate is defined as the combination of revenues derived from the cumulative annualized subscription value of Giga's Advisory Services contracts in effect at a given point in time ("Annualized Value" or "AV"), and revenues from non-subscription services, such as events, Web Site ScoreCard and TEI, for the preceding twelve months. Historically, annual revenues from Giga's Advisory Services contracts have approximated 90% of Annualized Value. At September 30, 2002, Revenue Run Rate decreased approximately 5% to $64.8 million from $68.3 million at September 30, 2001. Annualized Value at September 30, 2002 decreased approximately 6% to $64.0 million from $68.3 million at September 30, 2001. Giga's total orders taken for the nine months ended September 30, 2002 decreased approximately 13% to $38.9 million from $44.9 million for the same nine-month period of 2001.

         A majority of Giga's contracts renew automatically unless the customer cancels the subscription. Giga's experience is that a significant portion of customers renew expiring contracts for an equal or greater amount of total fees each year. Historically, a substantial portion of new business, upgrades and renewals for a given year has been generated by Giga in the last two calendar quarters, particularly in the last month of the last quarter. As a result of this quarterly trend in business volume, trade accounts receivable, unbilled accounts receivable, deferred revenues and deferred commissions typically increase substantially at quarter end and at the fiscal year end. However, given the decrease experienced in Revenue Run Rate and AV at September 30, 2002 and lower anticipated growth rates for the advisory services industry, these accounts may decrease during fiscal years 2002 and 2003.

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

         In February 2000, Giga announced its plan to consolidate operations in its Watford, U.K. and Windsor, U.K. locations into one common facility in the Windsor area. Nine employees from its finance and its conferences groups elected not to relocate to the Windsor area. In June 2001, Giga announced its plan to cancel this facility project. Giga recorded total restructuring charges of $439,000 and $183,000 for the years ended December 31, 2001 and 2000, respectively, for involuntary employee termination benefit costs, facility costs and other exit activity costs. The exit activities related to the facility project were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of September 30, 2002 for the remaining costs related to the project.

         During the year ended December 31, 2001, Giga recorded a total restructuring charge of $890,000 for involuntary employee termination benefit costs incurred in connection with staff reductions made during the second, third and fourth quarters of 2001. There were a total of 117 employees terminated, 99 of whom were from North America and 18 of whom were from Europe, across all departments. The restructuring activities related to the staff reductions were substantially complete as of December 31, 2001. Giga carried a minimal provision balance as of September 30, 2002 for the remaining costs related to the restructuring.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        ---------------------------  ---------------------------
                                                            2002          2001           2002          2001
                                                        ------------- -------------  ------------- -------------
Revenues:
   Net research, advisory and consulting                         99%          100%             96%          94%
   Other, principally events                                      1%             -              4%           6%
                                                        ------------- -------------  ------------- -------------

   Total revenues                                               100%          100%            100%         100%
                                                        ------------- -------------  ------------- -------------

Costs and expenses:
   Cost of services                                              40%           33%             42%          42%
   Sales and marketing                                           35%           38%             33%          42%
   Research and development                                       2%            2%              2%           1%
   General and administrative                                    13%           14%             13%          13%
   Restructuring charges                                           -            3%               -           3%
   Depreciation and amortization                                  5%            6%              5%           5%
                                                        ------------- -------------  ------------- -------------

   Total costs and expenses                                      95%           96%             95%         106%
                                                        ------------- -------------  ------------- -------------

Income (loss) from operations                                     5%            4%              5%         (6%)

Interest income                                                    -             -               -            -
Interest expense                                                   -          (1%)               -            -
Foreign exchange gain (loss)                                       -             -               -            -
Minority interest                                                  -             -               -            -
                                                        ------------- -------------  ------------- -------------

   Income (loss) from operations before income taxes              5%            3%              5%         (6%)
Income tax provision (benefit)                                     -             -               -            -
                                                        ------------- -------------  ------------- -------------

Net income (loss)                                                 5%            3%              5%         (6%)
                                                        ============= =============  ============= =============


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Total revenues decreased 10% to $14.9 million for the three months ended September 30, 2002 from $16.6 million for the same three-month period in 2001. The decrease in total revenues was due to the decrease in revenue from research, advisory and consulting.

                Research, advisory and consulting. Revenues from research, advisory and consulting decreased 10% to $14.8 million for the three months ended September 30, 2002 from $16.5 million for the same three-month period in 2001. The decrease was primarily due to the decline in annualized subscription value experienced in 2001 and 2002, which was a result of reduced IT spending and the impact that the economic downturn had on customer spending for research and advisory services.

         Other, principally events. Other revenues, principally events, increased to $121,000 for the three months ended September 30, 2002 from $71,000 for the same three-month period in 2001.

                Costs and expenses. Total costs and expenses decreased 12% to $14.2 million for the three months ended September 30, 2002 from $16.0 million for the same three-month period in 2001. The decrease in total costs and expenses was primarily due to the decrease in sales and marketing and general and administrative expenses. In addition, total costs and expenses for the three months ended September 30, 2001 include a $507,000 restructuring charge for involuntary employee termination benefits expenses incurred in connection with staff reductions.

                Cost of services. Cost of services increased 7% to $5.9 million for the three months ended September 30, 2002 from $5.6 million for the same three-month period in 2001. The increase was primarily due to costs incurred in connection with hiring additional senior analysts and research support staff. Cost of services as a percentage of total revenues increased to 40% for the three months ended September 30, 2002 from 33% of total revenues for the same period of 2001, primarily due to a lower revenue base and the increase in personnel expenses.

                Sales and marketing. Sales and marketing expenses decreased 17% to $5.2 million for the three months ended September 30, 2002 from $6.3 million for the same three-month period in 2001. The decrease was primarily due to lower personnel costs and cost-cutting initiatives implemented during the second and third quarters of 2001. Sales and marketing expenses as a percentage of total revenues declined to 35% for the three months ended September 30, 2002 from 38% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

                Research and development. Research and development expenses were constant at approximately $300,000 for the three months ended September 30, 2002 and for the same three-month period in 2001.

                General and administrative. General and administrative expenses decreased 19% to $1.9 million for the three months ended September 30, 2002 from $2.4 million for the same three-month period in 2001. The decrease was primarily due to lower bad debt expense and a decrease in bank charges since there were no short-term borrowings made during the three months ended September 30, 2002.

                Restructuring Charges. A restructuring charge totaling $507,000 was recorded for the three months ended September 30, 2001 for involuntary employee termination benefits expenses incurred in connection with staff reductions. No restructuring charge was recorded for the same three-month period in 2002.

                Depreciation and amortization. Depreciation and amortization expenses decreased 20% to $786,000 for the three months ended September 30, 2002 from $979,000 for the same three-month period in 2001. The decrease was primarily due to lower depreciation and amortization charges for computer equipment and software related to a customer relationship management system, all of which were fully depreciated and amortized by the end of the second quarter of 2002.

         Interest income and expense. Interest income decreased to $28,000 for the three months ended September 30, 2002 from $32,000 for the same three-month period in 2001 due to a decrease in interest rates. Interest expense decreased to $5,000 for the three months ended September 30, 2002 from $103,000 for the same three-month period in 2001. The decrease was a result of having no short-term borrowings outstanding pursuant to Giga's Accounts Receivable Financing Agreement during the third quarter of 2002. See Note 8 to the Consolidated Financial Statements.

         Foreign exchange gain/loss. Foreign exchange gains recorded for the three months ended September 30, 2002 were $1,000 compared to foreign exchange losses of $1,000 for the same three-month period in 2001. The foreign exchange gains were due primarily to unrealized gains related to foreign currency denominated trade accounts receivable and accounts payable.

         Minority interest. Giga recorded minority interest totaling $20,000 for the three months ended September 30, 2001. In July 2001, Giga purchased shares of Gigaweb Ltd., increasing its ownership percentage of Gigaweb Ltd. from 7.8% to 53.4%. Upon consummation of this transaction, Giga began consolidating the financial results of Gigaweb Ltd. with its operations and recording minority interest related to the ownership of outside shareholders of Gigaweb Ltd. Giga continued to record the minority interest through December 31, 2001, the date on which Giga then acquired the remaining outstanding shares of Gigaweb Ltd., increasing its ownership of Gigaweb Ltd. from 53.4% to 100%.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Total revenues decreased 11% to $47.3 million for the nine months ended September 30, 2002 from $53.0 million for the same nine-month period in 2001. The decrease in total revenues was due to the decreases in both revenue from research, advisory and consulting and other revenue, principally events.

                Research, advisory and consulting. Revenues from research, advisory and consulting decreased 8% to $45.5 million for the nine months ended September 30, 2002 from $49.7 million for the same nine-month period in 2001. The decrease was primarily due to the decline in annualized subscription value experienced in 2001 and 2002, which was a result of reduced IT spending and the impact that the economic downturn had on customer spending for research and advisory services.

                Other, principally events. Other revenues, principally events, decreased 45% to $1.8 million for the nine months ended September 30, 2002 from $3.2 million for the same nine-month period in 2001. The decrease was primarily due to the decrease in revenues from event registrations, sponsorships and exhibitors.

         Costs and expenses. Total costs and expenses decreased 20% to $45.0 million for the nine months ended September 30, 2002 from $56.2 million for the same nine-month period in 2001. The decrease in total costs and expenses was primarily due to the decrease in cost of services and sales and marketing expenses. In addition, the total costs and expenses for the nine months ended September 30, 2001 include a $1.5 million restructuring charge for exit costs related to the cancellation of a facility project in the United Kingdom and for involuntary employee termination benefits expenses incurred in connection with staff reductions.

                Cost of services. Cost of services decreased 11% to $19.7 million for the nine months ended September 30, 2002 from $22.0 million for the same nine-month period in 2001. The decrease in costs was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease was also due to lower costs to produce Giga's events held in 2002. Cost of services as a percentage of total revenues remained constant at 42% for the nine months ended September 30, 2002 and 2001.

                Sales and marketing. Sales and marketing expenses decreased 30% to $15.6 million for the nine months ended September 30, 2002 from $22.2 million for the same nine-month period in 2001. The decrease was primarily due to staff reductions and other cost-cutting initiatives implemented during the second, third and fourth quarters of 2001. The decrease was also due to lower costs to market Giga's events held in 2002. The first quarter of 2001 includes a non-recurring benefit of approximately $569,000 related to an adjustment to commission expense that was recorded in fiscal years 2000 and 1999. Sales and marketing expenses as a percentage of total revenues declined to 33% for the nine months ended September 30, 2002 from 42% of total revenues for the same period of 2001, primarily due to the decrease in expenses.

                Research and development. Research and development expenses were constant at approximately $800,000 for the nine months ended September 30, 2002 and the same nine-month period in 2001.

                General and administrative. General and administrative expenses decreased 8% to $6.3 million for the nine months ended September 30, 2002 from $6.9 million for the same nine-month period in 2001. The decrease was primarily due to staff reductions made in the second, third and fourth quarters of 2001 and lower bad debt expense, offset by increases in insurance costs and professional fees.

                Restructuring Charges. Restructuring charges totaling $1.5 million were recorded for the nine months ended September 30, 2001 and there were none recorded for the same nine-month period in 2002. Of the total charges incurred in 2001, $723,000 was for exit costs related to the cancellation of a facility project in the United Kingdom. The remaining $809,000 of the restructuring costs was related to involuntary employee termination benefits expenses incurred in connection with staff reductions.

                Depreciation and amortization. Depreciation and amortization expenses decreased 4% to $2.6 million for the nine months ended September 30, 2002 from $2.7 million for the same nine-month period in 2001.The decrease was primarily due to lower depreciation and amortization charges for computer equipment and software related to a customer relationship management system, all of which were fully depreciated and amortized by the end of the second quarter of 2002. This decrease was partially offset by an increase in amortization charges for web site development costs for the enhanced version of GigaWeb that Giga deployed to its clients in July 2001.

         Interest income and expense. Interest income decreased to $42,000 for the nine months ended September 30, 2002 from $75,000 for the same nine-month period in 2001 due to a decrease in interest rates. Interest expense decreased to $79,000 for the nine months ended September 30, 2002 from $189,000 for the same nine-month period in 2001. The decrease was primarily a result of having no outstanding short-term borrowings pursuant to Giga's Accounts Receivable Financing Agreement since March 2002. See Note 8 to the Consolidated Financial Statements.

         Foreign exchange loss. Foreign exchange losses recorded for the nine months ended September 30, 2002 were $45,000 compared to $89,000 for the same nine-month period in 2001 due primarily to unrealized losses related to foreign currency denominated trade accounts receivable and accounts payable.

         Minority interest. Giga recorded minority interest totaling $20,000 for the nine months ended September 30, 2001. In July 2001, Giga purchased shares of Gigaweb Ltd., increasing its ownership percentage of Gigaweb Ltd. from 7.8% to 53.4%. Upon consummation of this transaction, Giga began consolidating the financial results of Gigaweb Ltd. with its operations and recording minority interest related to the ownership of outside shareholders of Gigaweb Ltd. Giga continued to record the minority interest through December 31, 2001, the date on which Giga then acquired the remaining outstanding shares of Gigaweb Ltd., increasing its ownership of Gigaweb Ltd. from 53.4% to 100%.



LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, Giga had cash and cash equivalents of $3.9 million, short-term restricted cash of $16,000 and long-term restricted cash of $668,000. Of the total restricted cash, $584,000 consists of certificates of deposit held for irrevocable standby letters of credit that are security deposits related to operating leases for premises located in Cambridge, Massachusetts, Munich, Germany, and Frankfurt, Germany. Cash associated with these letters of credit remains restricted for the term of the corresponding lease period with the exception of $300,000, which may be reduced to $100,000 in 2003 if Giga achieves positive net income for the year ended December 31, 2002. Restricted cash in the amount of $100,000 is held in a restricted certificate of deposit as collateral for automated clearing house payments.

         Cash provided by operating activities was $6.7 million for the nine months ended September 30, 2002 compared to cash used in operating activities of

$5,000 for the nine months ended September 30, 2001. The cash provided by operating activities was generated primarily from Giga's net income, non-cash charges such as depreciation and amortization and changes in various balance sheet accounts, particularly accounts receivable.

         Cash used in investing activities was $1.4 million for the nine months ended September 30, 2002 compared to $2.6 million for the nine months ended September 30, 2001. The decrease in cash used in investing activities was primarily due to the decrease in purchases of capital items offset by the additional investment in GigaGroup S.A. and higher cash outlays made in connection with the 2001 Gigaweb Ltd. acquisition.

         During the nine months ended September 30, 2002, Giga's capital expenditures totaled $595,000 compared to $2.3 million for nine months ended September 30, 2001. Capital expenditures in the first half of 2001 were primarily for the enhancement of the GigaWeb delivery system. As of December 31, 2001, approximately $1.4 million had been capitalized, in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for costs associated with the customization and deployment of an enhanced version of GigaWeb. This version of GigaWeb was completed and successfully launched in July 2001. Giga expects its aggregate capital spending in fiscal 2002 to be approximately $700,000.

         Cash used in financing activities was $2.6 million for the nine months ended September 30, 2002 compared to cash provided by financing activities of $1.8 million for the nine months ended September 30, 2001. The cash used in financing activities was primarily due to the net repayments of short-term borrowings under the Accounts Receivable Financing Agreement, offset by a decrease in the proceeds received from the exercise of stock options and from the employee stock purchase plan, which both result in the issuance of Giga's common stock.

         As of September 30, 2002, there were no borrowings outstanding pursuant to the accounts receivable financing agreement, dated April 7, 2000, between Giga and a bank (the "Accounts Receivable Financing Agreement"), which Giga renewed on March 27, 2002 (the "2002 Financing Agreement"). Giga was in compliance with the financial covenants of the 2002 Financing Agreement as of September 30, 2002.

         In April 2001, Giga renewed its Accounts Receivable Financing Agreement for a second one-year period (the "Financing Agreement"). As a result of Giga's non-compliance with the financial covenants of the Financing Agreement, Giga entered into a Loan Modification and Forbearance Agreement in August 2001 (the "August Forbearance Agreement"). In September 2001, upon execution of the August Forbearance Agreement, Giga issued warrants to the bank to purchase 300,000 shares of Giga common stock. The warrants are exercisable at any time at $0.97 per share and are scheduled to expire on September 5, 2008. The estimated fair value of the warrants at the time of issuance was approximately $231,000, which was recorded as deferred financing costs and are included, net of accumulated amortization, in prepaid expenses and other current assets on Giga's Consolidated Balance Sheet at December 31, 2001. These costs were amortized over the remaining seven months of the original term of the renewed Financing Agreement and were fully amortized as of March 31, 2002. Giga recognized charges of $99,000 for the amortization of the financing costs during the first quarter of 2002. None of these warrants had been exercised as of September 30, 2002.

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

         An outstanding short-term borrowing balance of $2.5 million remained as of December 31, 2001. During the first quarter of 2002, Giga pledged $1.9 million of accounts receivable as collateral and received proceeds of $1.5 million. Giga repaid a total of $4.0 million during the first quarter of 2002, leaving no borrowings outstanding as of March 31, 2002.

         On March 27, 2002, Giga renewed the Financing Agreement for a third one-year period, entering into the 2002 Financing Agreement, under which it can finance up to a maximum of $5.0 million of eligible accounts receivable, as defined by the 2002 Financing Agreement, at an advance rate not to exceed 80%.

Upon execution of the 2002 Financing Agreement, Giga paid fees totaling $37,500. Loans under the 2002 Financing Agreement bear interest at the bank's prime rate plus 1.0%. The bank charges a monthly collateral handling fee of 0.25% on the average daily financed receivable balance outstanding. There were no borrowings pursuant to the 2002 Financing Agreement outstanding as of September 30, 2002.

         The 2002 Financing Agreement is collateralized by substantially all of Giga's tangible and intangible assets, including intellectual property. Giga is subject to various financial covenants under the 2002 Financing Agreement, including the requirement to maintain a minimum adjusted quick ratio, a ratio of quick assets, which includes unrestricted cash, cash equivalents and net billed receivables, to current liabilities minus deferred revenue, of 1.4 to 1.0 on a quarterly basis, with the exception of the second fiscal quarter of 2002, where an adjusted quick ratio of 1.25 to 1.0 is permitted. Giga is also required to achieve a minimum net income of $1.00 on a quarterly basis, subject to a one-time permissible quarterly net loss of $100,000. Giga was in compliance with both of these financial covenants at September 30, 2002.

         In August 2001, Giga's wholly-owned subsidiary in the United Kingdom, Giga Information Group Ltd., established an Overdraft Facility (the "Overdraft Facility") with a bank, under which it could borrow up to 100,000 British pounds. Upon execution of the Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 1,000 British pounds. Borrowings under the Overdraft Facility bore interest at the bank's base rate plus 1.5%. In December 2001, the terms of the Overdraft Facility were amended. Upon execution of the amended Overdraft Facility, Giga Information Group, Ltd. paid fees totaling 500 British pounds. The terms of the amended Overdraft Facility maintained the existing interest rate and allowed Giga Information Group, Ltd. to borrow an additional 100,000 British pounds, for a total of up to 200,000 British pounds, through March 31, 2002. The Overdraft Facility was originally scheduled to expire in July 2002. In July 2002, the bank extended the terms of the Overdraft Facility, allowing Giga Information Group, Ltd. to borrow up to 100,000 British pounds through September 2002. Giga Information Group, Ltd. is currently in the process of renewing the Overdraft Facility. There were no borrowings outstanding under the Overdraft Facility at September 30, 2002.

         Giga believes that its existing cash and cash equivalents, cash expected to be generated from operations, and cash available from the 2002 Financing Agreement, net of repayments on short-term borrowings, will be sufficient to fund Giga's cash needs at least through the fourth fiscal quarter of 2003. However, Giga had a negative working capital balance of $17.5 million and an accumulated deficit of $95.4 million at September 30, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future months. In the event that Giga continues to experience declines in its subscription renewals and new business or otherwise encounters difficulties in collecting accounts receivable or billing and collecting unbilled accounts receivable, it may not be able to continue to fund its operations through working capital resources. Furthermore, in the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the covenants of the 2002 Financing Agreement, which could result in the outstanding amounts, if any, becoming immediately due, and the need for Giga to seek additional financing to fund operations. Similarly, if the 2002 Financing Agreement, which expires at the end of the first quarter of 2003, is not extended, Giga may be required to seek additional financing to fund operations. If necessary, Giga will consider various sources of additional financing, including but not limited to, private placements of debt or equity securities, which could result in dilution to Giga's stockholders, the sale of assets and strategic alliances, but there can be no assurance that such financing would be available to Giga on terms that are acceptable, if at all. If adequate funds are not available, Giga may be required to reduce its fixed costs and delay, scale back or eliminate certain of its services, any of which could have a material adverse effect on Giga's business, financial condition or results of operations. There can be no assurance, however, that Giga would be able to obtain financing or sufficiently scale back operations to provide the liquidity necessary for Giga to continue its operations.


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

         Giga incurred net losses of $2.4 million, $8.2 million and $17.3 million for the years ended December 31, 2001, 2000 and 1999, respectively and had a negative working capital balance of $17.5 million and an accumulated deficit of $95.4 million at September 30, 2002. In recent years, Giga has funded its working capital needs and net operating losses primarily from cash receipts from subscription services delivered in future periods. In the event that Giga experiences continued declines in its subscription renewals and new business, Giga may not be able to continue to fund its operations through working capital resources.

         Although Giga recorded net income of $2.2 million for the nine months ended September 30, 2002, and net income of $972,000 and $534,000 for the three months ended December 31, 2001 and September 30, 2001, respectively, there can be no assurance that profitability will be sustained. Giga's ability to maintain profitability depends on a number of factors, including, among other things, increasing revenues, reducing costs, maintaining current customers, attracting new customers, implementing its business strategies, and other factors, many of which are outside Giga's control. In the event that Giga does not maintain quarterly profitability and the financial metrics specified in the 2002 Financing Agreement, Giga would be in default of the financial covenants of the 2002 Financing Agreement, which could result in the outstanding borrowing amounts, if any, becoming immediately due, and the need for Giga to seek additional financing to fund operations. There can be no assurance that Giga would be able to obtain financing on acceptable terms, which could cause a material adverse effect on Giga's business, results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

IF GIGA IS UNABLE TO SUCCESSFULLY MAINTAIN ITS SUBSCRIPTION RENEWAL RATES, IT COULD ADVERSELY AFFECT GIGA'S PROFITABILITY.

         Giga derived approximately 87% of its total revenues from its subscription-based services for the nine months ended September 30, 2002 and 2001. Giga's client retention rate decreased to 70% as of September 30, 2002 from 80% as of September 30, 2001. Giga operates in a rapidly evolving market and its ability to renew subscriptions is subject to a number of factors, including Giga's ability to deliver consistent, high-quality, and timely research and analysis to its clients and to anticipate market trends and the changing needs of its clients. If Giga is unable to successfully maintain its subscription renewal rates, it could have a material adverse effect on Giga's profitability.

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

IF GIGA IS UNABLE TO MANAGE ITS FUTURE GROWTH EFFECTIVELY, IT COULD ADVERSELY AFFECT THE QUALITY OF ITS PRODUCTS AND SERVICES.

         Since inception, Giga's operations have changed substantially due to the expansion and growth of its business. Growth places significant demands on Giga's management, administrative, operational and financial resources and systems. Giga's ability to effectively manage growth will require it to continue to develop and improve its management, administrative, operational and financial resources and systems. Giga must also continue to expand its business development capabilities and continue to train, motivate and manage its employees. If Giga is unable to effectively manage its future growth, the quality of Giga's services and products, its retention of key employees, its results of operations, and its financial condition could be materially adversely affected.

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

IF GIGA IS UNABLE TO SUCCESSFULLY MANAGE THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

         Net revenues attributable to international clients represented approximately 17% of Giga's total revenues for the nine months ended September 30, 2002 compared to 18% for the nine months ended September 30, 2001. Giga's operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of exchange rate fluctuations and tariffs, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, different or overlapping tax structures, higher levels of U.S. taxation on foreign income, and the difficulty of enforcing client agreements and protecting intellectual property rights in international jurisdictions. If Giga is unable to successfully manage the risks associated with international operations, such an inability could adversely affect Giga's business and financial results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Interest Rate Exposure

         Giga's exposure to market risk for changes in interest rates relates primarily to borrowings under the 2002 Financing Agreement. Pursuant to the 2002 Financing Agreement, interest is computed on outstanding borrowings at the bank's prime rate plus 1.0%. As of September 30, 2002, there were no borrowings outstanding under the 2002 Financing Agreement. Giga believes that a near-term change in interest rates would not have a material effect on Giga's consolidated results of operations or financial position.

         Investment Exposure

         Giga is exposed to market risk as it relates to changes in the market value of its long-term investments. As of September 30, 2002, Giga had long-term investments totaling $1,240,000, of which GigaGroup S.A. represents $1,215,000. These investments are inherently risky because the companies in which Giga has invested are not publicly traded, which makes determining the fair value of the investments difficult. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's carrying value, thereby possibly requiring an impairment charge in the future.

         Currency Rate Exposure

         Giga is exposed to two market risks related to foreign currency exchange rates: translation risk and transaction risk. Assets and liabilities of foreign operations are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders' deficit section of the Consolidated Balance Sheets. Giga's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currency of Giga's foreign subsidiaries is generally the local currency, foreign currency translation adjustments are reflected as a component of stockholders' deficit and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect Giga's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. Giga currently has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of Giga's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, Giga's Chief Executive Officer and the Chief Financial Officer have concluded that as of the date of their evaluation, Giga's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

(b)      Changes in Internal Controls

     Giga's Chief Executive Officer, Chief Financial Officer, and Giga have concluded that there were no significant changes in Giga's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Giga's Annual Meeting of Stockholders held on July 29, 2002, three directors were elected, the Giga 1999 Share Incentive Plan was amended, the Giga 1997 Director Option Plan was amended and the appointment of PricewaterhouseCoopers LLP as Giga's independent auditors for the 2002 fiscal year was ratified. The following is a tabulation of the voting with respect to the foregoing matters.

(a)      Election of Directors:

         Nominee                               For            Against           Abstain
         -------                               ---            -------           -------
         A.G.W. Biddle, III                 7,422,912         337,810              0
         Neill H. Brownstein                7,422,912         337,810              0
         Robert K. Weiler                   7,422,912         337,810              0

(b)      Approval of amendments to the Giga 1999 Share Incentive Plan:

                                               For            Against           Abstain
                                               ---            -------           -------
                                            2,799,934         453,723             4,931

(c)      Approval of amendment to the Giga 1997 Director Option Plan:

                                               For            Against           Abstain
                                               ---            -------           -------
                                            2,768,414         485,243             4,931

(d) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2002 fiscal year:

                                               For            Against           Abstain
                                               ---            -------           -------
                                            7,747,818         11,454              1,450

         Richard L. Crandall and David L. Gilmour (each of whose term expires in the year 2003) and Michael E. Faherty and John B. Landry (each of whose term expires in the year 2004) are Giga's incumbent directors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits


          10.1 Consulting Agreement, dated as of August 29, 2002, between the Registrant and Richard L. Crandall

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)       Reports on Form 8-K

         Giga filed a Current Report on Form 8-K, dated July 17, 2002, pertaining to a press release announcing Giga's results of operations for the three and six months ended June 30, 2002.

     Giga filed a Current Report on Form 8-K, dated August 30, 2002, pertaining to a press release announcing the resignation of Chairman, President and CEO, Robert K. Weiler.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GIGA INFORMATION GROUP, INC.

              October 31, 2002               By:  VICTORIA M. LYNCH
                                             ---------------------------------
                                             Victoria M. Lynch
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                 CERTIFICATIONS


I, Robert K. Weiler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Giga Information Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002

                                                ROBERT K. WEILER
                                                -------------------------------
                                                Name: Robert K. Weiler
                                                Title: Chief Executive Officer

I, Victoria M. Lynch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Giga Information Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002
                                                VICTORIA M. LYNCH
                                                ------------------------------
                                                Name: Victoria M. Lynch
                                                Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENTS
------            ------------------------

10.1 Consulting Agreement, dated as of August 29, 2002, between the Registrant and Richard L.Crandall

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002